Form 10QSB
period 2005-09-30
Host Ventures Inc
filed 2005-11-15
CIK 1315373

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of  the  Securities  Exchange
          Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-126504
                                           ----------



                               HOST VENTURES INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
----------------------------------           -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

9544 South Chesapeake Street
Highlands Ranch,
Colorado                                                     80126
-----------------------------------------        ------------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code: 970-567-7717
                                               --------------


                                      None
--------------------------------------------------------------------------------
(Former  name,  former  address  and  former  fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,125,000 Shares of $0.001 par value Common Stock outstanding as of November 14, 2005.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2005

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                              Financial Statements



                                TABLE OF CONTENTS


                                                                        Page

FINANCIAL STATEMENTS

         Balance sheet                                                     1
         Statements of operations                                          2
         Statements of stockholders' equity                                3
         Statements of cash flows                                          4
         Notes to financial statements                                     6

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                               September 30, 2005


                                     ASSETS

Current assets
  Cash                                                   $       31,665
                                                         --------------
    Total current assets                                         31,665
                                                         --------------

Total Assets                                             $       31,665
                                                         ==============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities                                              $            -
                                                         --------------


Stockholders' Equity
    Common stock, $.001 par value;
       75,000,000 shares authorized;
       5,125,000 issued and outstanding                           5,125
    Additional paid in capital                                   49,875
    Deficit accumulated during the exploration stage            (23,335)
                                                         --------------

Total Stockholders' Equity                                       31,665
                                                         --------------

Total Liabilities and Stockholders' Equity               $       31,665
                                                         ==============




    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           Period From
                                                                                          July 20, 2004
                                                               Three Months                (Inception)
                                                                   Ended                     Through
                                                              Sept. 30, 2005             Sept. 30, 2004
                                                           ----------------------    ------------------------
     Revenue                                                $              -          $              -
                                                           ----------------------    ------------------------

     Expenses:
          Bank charges
          Legal & accounting                                          1,390
          Mining property expenses
          Office expense                                              1,366                       250
          Administration and management                               2,574                       500
                                                           ----------------------    ------------------------
                                                                      5,330                       750
                                                           ----------------------    ------------------------

     Loss from operations                                            (5,330)                     (750)
                                                           ----------------------    ------------------------

     Other income (expense)                                               -                         -
                                                           ----------------------    ------------------------

     Income (loss) before provision for income taxes                 (5,330)                     (750)

     Provision for income tax                                             -                         -
                                                           ----------------------    ------------------------

     Net income (loss)                                      $        (5,330)          $          (750)
                                                           ======================    ========================

     Net income (loss) per share
     (Basic and fully diluted)                              $         (0.00)          $             -
                                                           ======================    ========================

     Weighted average number of
     common shares outstanding                                    5,125,000                         -
                                                           ======================    ========================

    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 Deficit
                                                                                                  Accum.
                                                                                                During the              Stock-
                                                   Common Stock              Paid In            Exploration             holders'
                                               Shares         Amount         Capital               Stage                Equity
                                            -----------  -------------   --------------    ------------------         ----------

Balances at July 20, 2004                             -    $         -    $          -         $          -            $       -

December 15, 2004,  2,000,000 shares
     of common stock issued for cash of
     $2,000 to a founder, for $.001 per share 2,000,000          2,000                                                     2,000

January, 2005 - February, 2005,
 2,825,000 shares of common stock
 issued for cash of $28,250 pursuant to
 a Regulation D offering, at .01 per share    2,825,000          2,825          25,425                                    28,250

March, 2005 - April, 2005, 300,000 shares
 of common  stock issued for cash of
 $15,000 pursuant to a Regulation
 D offering, at .05 per share                   300,000            300          14,700                                    15,000

August, 2004 - April, 2005,
 Services and office space
 provided by officer                                                             7,500                                     7,500

Gain (loss) for the period from
 July 20, 2004 (Inception)
 through June 30, 2005                                                                               (18,005)            (18,005)
                                            -------------    ----------    ------------         ------------------    -----------


Balances at June 30, 2005                     5,125,000      $    5,125     $   47,625          $    (18,005)         $   34,745

July, 2005 - Sept., 2005,
     Services and office space
     provided by officer                                                         2,250                                     2,250

Gain (loss) for the period                                                                            (5,330)             (5,330)
                                            -------------   -----------    -----------         ------------------     -----------


Balances at September 30, 2005                 5,125,000     $    5,125     $   49,875          $    (23,335)         $    31,665
                                            =============   ===========    ===========         ==================     ===========

    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 Period From
                                                                                                July 20, 2004
                                                                            Three Months         (Inception)
                                                                                Ended              Through
                                                                              Sept. 30,           Sept. 30,
                                                                                2005                2004
                                                                            --------------      --------------
     Cash Flows From Operating Activities:
                                                                             $    (5,330)       $        (750)
          Net income (loss) during the exploration stage

          Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

               Donated office space and services                                   2,250                  750
                                                                            --------------      --------------
                    Net cash provided by (used for)
                    operating activities                                          (3,080)                   -
                                                                            --------------      --------------



     Cash Flows From Investing Activities:                                             -                    -
                                                                            --------------      --------------

                    Net cash provided by (used for)
                    investing activities                                               -                    -
                                                                            --------------      --------------



                          (Continued On Following Page)


    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)

                                                                                                 Period From
                                                                                                July 20, 2004
                                                                            Three Months         (Inception)
                                                                                Ended              Through
                                                                              Sept. 30,           Sept. 30,
                                                                                2005                2004
                                                                            --------------      --------------
     Cash Flows From Financing Activities:                                            -
                                                                            --------------      --------------

                    Net cash provided by (used for)

                    financing activities                                               -                   -
                                                                            --------------      --------------

     Net Increase (Decrease) In Cash                                              (3,080)                  -

     Cash At The Beginning Of The Period                                          34,745                   -
                                                                            --------------      --------------

                                                                             $    31,665        $          -
                                                                            ==============      ==============


     Schedule Of Non-Cash Investing And Financing Activities
     -------------------------------------------------------
     None

     Supplemental Disclosure
     -----------------------

                                                                            $          -        $          -

                                                                            $          -        $          -




    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Host Ventures, Inc. (the "Company"), was incorporated in the State of Nevada on July 20, 2004. The Company was formed to engage in the acquisition, exploration, and production of precious minerals. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Exploration Stage
-----------------

The Company is currently in the exploration stage and has no significant operations to date.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax
----------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fiscal year
-----------

The Company employs a fiscal year ending June 30.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition
-------------------

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenue to date.

Mineral Properties
------------------

Costs of acquiring specific mineral properties are capitalized on a property by property basis. Mineral properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized.

Financial Instruments
---------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

estate time-sharing transactions provided for in AICPA Statement of Position 04-2. of The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2.  RELATED PARTY TRANSACTIONS

The Company recorded rent expense of $250 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $750. The Company also recorded compensation expense of $500 per month ($1,500 total) for administrative and management services donated to the Company by an officer.

NOTE 3.  INCOME TAXES

At September 30, 2005 the Company had a net operating loss carryforward for tax purposes of approximately $13,000 which will expire in 2025. The deferred tax asset of $2,700 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 was $616.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------
Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Scadding West claim consisting of a geological mapping, prospecting and geochemical sampling. We anticipate that these exploration programs will each cost approximately $5,000 and $10,000 respectively.

We commenced the phase one exploration program on the Scadding West claim in October 2005. We will then undertake the phase two work program during the spring of 2006. This program will take approximately one month to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $35,000.

While we have enough funds to cover the cost of our exploration programs, we will require additional funding in order to cover anticipated administrative fees and to proceed with any additional recommended exploration on the Scadding West claim following the completion of the phase two program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

If our proposed exploration programs are not successful in identifying economic mineralization on the Scadding West mineral claim, we intend to acquire an interest in an alternative mineral property in order to assess its potential to contain a mineral deposit. It is likely that we would have to raise additional funding in order to acquire an interest in an additional mineral claim and would sell shares of our common stock to obtain this financing.

Results Of Operations For The Period From Inception Through September 30, 2005

We have not earned any revenues from our incorporation on July 20, 2004 to September 30, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Scadding West claim, which is doubtful. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Scadding West claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,330 for the three-month period ended September 30, 2005. These operating expenses were comprised of administration and management fees of $2,574, legal and accounting fees of $1,390 and office expenses of $1,366.

At September 30, 2005, we had total assets of $31,665, consisting entirely of cash and no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. This evaluation was conducted by William Stewart, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, William Stewart, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005


Host Ventures Inc.


/s/ William Stewart
------------------------------
William Stewart, President