Form 10QSB
period 2005-12-31
Host Ventures Inc
filed 2006-02-15
CIK 1315373

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended December 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-126504
                                           ----------



                               HOST VENTURES INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                     Applied For
------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


9544 South Chesapeake Street
Highlands Ranch,
Colorado                                                  80126
----------------------------------               -------------------------
(Address of principal executive offices)         (Postal or Zip Code)


Issuer's telephone number, including area code:        970-567-7717
                                                -------------------------


                                      None
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Indicate  by check mark  whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the  Exchange Act). [   ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,125,000 Shares of $0.001 par value Common Stock outstanding as of February 14, 2006.

                               HOST VENTURES INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2005
                                   (Unaudited)

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                              Financial Statements
                                   (Unaudited)


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

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)


                                     ASSETS
      Current assets
            Cash                                                   $       18,695
                                                                  ---------------
                   Total current assets                                    18,695
                                                                  ---------------

      Fixed assets                                                            950
      Accumulated depreciation                                                (53)
                                                                  ---------------
                                                                              897
                                                                  ---------------

      Total Assets                                                 $       19,592
                                                                  ===============

                       LIABILITIES & STOCKHOLDERS' EQUITY


      Liabilities                                                  $            -
                                                                  ---------------


      Stockholders' Equity
            Common stock, $.001 par value;
                75,000,000 shares authorized;
                5,125,000 issued and outstanding                            5,125
            Additional paid in capital                                     52,125
            Deficit accumulated during the exploration stage              (37,658)
                                                                  ---------------

      Total Stockholders' Equity                                           19,592
                                                                  ---------------

      Total Liabilities and Stockholders' Equity                   $       19,592
                                                                  ===============








    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Period From     Period From
                                                                                           July 20, 2004  July 20, 2004
                                       Three Months     Three Months     Six Months         (Inception)     Inception)
                                           Ended            Ended           Ended             Through         Through
                                       Dec. 31, 2005    Dec. 31, 2004    Dec. 31, 2005     Dec. 31, 2004    Dec. 31, 2005
                                    -----------------  ---------------  ----------------  ----------------  ---------------

     Revenue                        $              -   $             -  $             -   $             -   $            -
                                    -----------------  ---------------  ----------------  ----------------  ---------------

     Expenses:
          Bank charges                                                                                                   5
          Legal & accounting                    1,900                             3,290                              6,290
          Mining property expenses              5,000                             5,000                             12,500
          Office expense                                                          1,366             1,000            1,366
          Rent                                    750              750            1,500                              4,000
          Travel                                  500                               500                                500
          Transfer agent                        3,120                             3,120                              3,120
          Depreciation                             53                                53                                 53
          Administration and management         3,000            1,500            4,824             2,000            9,824
                                    -----------------  ---------------  ----------------  ----------------  --------------
                                               14,323            2,250           19,653             3,000           37,658
                                    -----------------  ---------------  ----------------  ----------------  --------------

     Loss from operations                     (14,323)          (2,250)         (19,653)           (3,000)         (37,658)
                                    ------------------ ---------------  ----------------  ----------------  --------------

     Other income (expense)                         -                -                 -                -                -
                                    -----------------  ---------------  ----------------- ----------------  --------------

     Income (loss) before provision for
     income taxes                             (14,323)         (2,250)         (19,653)           (3,000)         (37,658)

     Provision for income tax                      -                 -                -                 -                -
                                    -----------------  ----------------  ---------------- ----------------  --------------

     Net income (loss)              $         (14,323) $        (2,250)  $      (19,653)  $        (3,000)  $      (37,658)
                                    =================  ================  ================ ================  ==============

     Net income (loss) per share
     (Basic and fully diluted)      $          (0.00)  $         (0.01)  $        (0.00)  $         (0.02)  $        (0.01)
                                    =================  ================  ================ ================= ==============

     Weighted average number of
     common shares outstanding              5,125,000          333,333        5,125,000           200,000        3,585,588
                                    =================  ================= ================  ================ ==============



    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Deficit
                                                                                                          Accum.
                                                                                                        During the      Stock-
                                                              Common Stock               Paid In       Exploration      holders'
                                                          Shares          Amount         Capital          Stage         Equity
                                                       -------------    -----------    ------------   ---------------   --------
                                                                -        $        -      $       -       $         -     $     -

December 15, 2004,  2,000,000 shares
     of common stock issued for cash of
     $2,000 to a founder, for
     $.001 per share                                   2,000,000              2,000                                         2,000

January, 2005 - February, 2005, 2,825,000 shares of
  common stock issued for cash of $28,250 pursuant
  to a Regulation D offering, at .01 per share         2,825,000              2,825         25,425                         28,250

March, 2005 - April,  2005,  300,000  shares
   of  common  stock issued  for  cash of
   $15,000 pursuant to a Regulation D offering,
   at .05 per share                                      300,000                300         14,700                         15,000

August, 2004 - April, 2005,
     Services and office space
     provided by officer                                                                     7,500                          7,500

Gain (loss) for the period from
    July 20, 2004 (Inception)
    through June 30, 2005                                                                                   (18,005)      (18,005)
                                                       -------------    -----------    ------------   ---------------    ---------
Balances at June 30, 2005                              5,125,000        $     5,125      $  47,625      $   (18,005)       34,745

July, 2005 - Dec. 31, 2005,
     Services and office space
     provided by officer                                                                     4,500                          4,500

Gain (loss) for the period                                                                                  (19,653)      (19,653)
                                                       -------------    -----------    ------------   ---------------    ---------
Balances at December 31, 2005                          5,125,000        $     5,125      $  52,125       $  (37,658)       19,592
                                                       =============    ===========    ============   ===============    =========


    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Period From         Period From
                                                                                                July 20, 2004       July 20, 2004
                                                                             Six Months          (Inception)         (Inception)
                                                                                Ended              Through             Through
                                                                            Dec. 31, 2005       Dec. 31, 2004       Dec. 31, 2005
                                                                            --------------      --------------      --------------
     Cash Flows From Operating Activities:
          Net income (loss) during the exploration stage                    $     (19,653)       $     (3,000)       $    (37,658)

          Adjustments  to reconcile  net loss to net
          cash provided by (used for)
          operating activities:
               Depreciation                                                            53                                      53
               Donated office space and services                                    4,500               3,000               12,000
                                                                            --------------      --------------      --------------
                    Net cash provided by (used for)
                    operating activities                                          (15,100)                  -             (25,605)
                                                                            --------------      --------------      --------------

     Cash Flows From Investing Activities:

          Purchase of fixed assets                                                   (950)                  -                (950)
                                                                            --------------      --------------      --------------
                    Net cash provided by (used for)

                    investing activities                                             (950)                  -                (950)
                                                                            --------------      --------------      --------------



                          (Continued On Following Page)




    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                                                 Period From         Period From
                                                                                                July 20, 2004       July 20, 2004
                                                                             Six Months          (Inception)         (Inception)
                                                                                Ended              Through             Through
                                                                            Dec. 31, 2005       Dec. 31, 2004       Dec. 31, 2005
                                                                            --------------      --------------      --------------
     Cash Flows From Financing Activities:
          Sales of common stock                                                        -               2,000               45,250
                                                                            --------------      --------------      --------------
                    Net cash provided by (used for)

                    financing activities                                               -               2,000               45,250
                                                                            --------------      --------------      --------------

     Net Increase (Decrease) In Cash                                             (16,050)              2,000               18,695

     Cash At The Beginning Of The Period                                          34,745                   -                    -
                                                                            --------------      --------------      --------------

     Cash At The End Of The Period                                                18,695               2,000               18,695
                                                                            ==============      ==============      ==============

     Schedule Of Non-Cash Investing And Financing Activities

     None

     Supplemental Disclosure

     Cash paid for interest                                                 $          -        $          -        $           -
     Cash paid for income taxes                                             $          -        $          -        $           -


    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. The Company has adopted the provisions of SFAS No. 152 which are effective for financial

                               HOST VENTURES INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 2.  RELATED PARTY TRANSACTIONS

The Company recorded rent expense of $250 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $1,500 for the six months ended December 31, 2005. The Company also recorded compensation expense of $500 per month ($3,000 total) for administrative and management services donated to the Company by an officer.

NOTE 3.  INCOME TAXES

At December 31, 2005 the Company had a net operating loss carryforward for tax purposes of approximately $25,000 which will begin to expire in 2025. The deferred tax asset of $5,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2006 was $2,931.

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

Results Of Operations For The Period From Inception Through December 31, 2005

We have not earned any revenues from our incorporation on July 20, 2004 to December 31, 2005. We do not anticipate earning revenues unless we enter into commercial production on the Scadding West claim, which is doubtful. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Scadding West claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $18,653 for the six-month period ended December 31, 2005. These operating expenses were comprised of mining property expenses of $5,000, administration and management fees of $4,824, legal and accounting fees of $3,290, transfer agent fees of $3,120, rent of $1,500, office expenses of $1,366, travel costs of $500 and depreciation expense of $53.

At December 31, 2005, we had total assets of $19,592, consisting of cash ($18,695) and fixed assets ($950) less accumulated depreciation ($53). At the same date, we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. This evaluation was conducted by William Stewart, our chief executive officer and our principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2006


Host Ventures Inc.


/s/ William Stewart
------------------------------
William Stewart, President