Form 10QSB
period 2006-03-31
Host Ventures Inc
filed 2006-05-12
CIK 1315373

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended March 31, 2006.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period                    to
                                   ------------------    ----------------------

                  Commission File Number   333-126504
                                           ----------



                               HOST VENTURES INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

9544 South Chesapeake Street
Highlands Ranch, Colorado                                   80126
---------------------------------------             ---------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone  number, including area code:           970-567-7717
                                                    ---------------------------


                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days                             [ X ] Yes     [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [   ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,125,000 Shares of $0.001 par value Common Stock outstanding as of May 11, 2006.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2006
                                   (Unaudited)

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                              Financial Statements
                                   (Unaudited)


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

                              HOST VENTURES, INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)


                                          ASSETS
      Current assets
            Cash                                                   $       13,800
                                                                  -----------------
                  Total current assets                                     13,800
                                                                  ---------------

      Fixed assets                                                            950
      Accumulated depreciation                                               (370)
                                                                  -----------------
                                                                              580
                                                                  -----------------

      Total Assets                                                 $       14,380
                                                                  =================

                         LIABILITIES & STOCKHOLDERS' EQUITY


      Liabilities                                                  $            -
                                                                  ------------------


      Stockholders' Equity
            Common stock, $.001 par value;
                75,000,000 shares authorized;
                5,125,000 issued and outstanding                            5,125
            Additional paid in capital                                     54,375
            Deficit accumulated during the exploration stage              (45,120)
                                                                  ----------------

      Total Stockholders' Equity                                           14,380
                                                                  ----------------

      Total Liabilities and Stockholders' Equity                   $       14,380
                                                                  ================

  The accompanying notes are an integral part of the financial statements.

                                 HOST  VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Period From        Period From
                                                                                                July 20, 2004     July 20, 2004
                                                Three Months      Three Months    Nine Months     (Inception)       (Inception)
                                                    Ended             Ended          Ended          Through           Through
                                                Mar. 31, 2006     Mar. 31, 2005   Mar. 31, 2006   Mar. 31, 2005    Mar. 31, 2006
                                             ------------------ ---------------- --------------- --------------- ---------------
     Revenue                                  $              -  $             -  $            -  $           -   $             -
                                             ------------------ ---------------- --------------- --------------- ---------------

     Expenses:
          Bank charges                                        -                                                                5
          Legal & accounting                              3,028               -           6,318                            9,318
          Mining property expenses                            -               -           5,000                           12,500
          Office expense                                  1,530               -           2,896                            2,896
          Rent                                              750               -           2,250           1,750            4,750
          Travel                                            337               -             837                              837
          Transfer agent                                      -               -           3,120                            3,120
          Depreciation                                      317               -             370                              370
          Administration and management                   1,500               -           6,324           3,500           11,324
                                             ------------------ ---------------- --------------- --------------- ---------------
                                                          7,462               -          27,115           5,250           45,120
                                             ------------------ ---------------- --------------- --------------- ---------------

     Loss from operations                                (7,462)              -         (27,115)         (5,250)         (45,120)
                                             ------------------ ---------------- --------------- --------------- ---------------

     Other income (expense)                                   -               -               -               -                -
                                             ------------------- --------------- --------------- --------------- ---------------

     Income (loss) before provision for income taxes     (7,462)              -         (27,115)         (5,250)         (45,120)

     Provision for income tax                                -                -              -                -               -
                                             ------------------- --------------- --------------- --------------- ---------------

     Net income (loss)                        $          (7,462) $            -  $      (27,115) $       (5,250) $       (45,120)
                                             =================== =============== =============== =============== ===============

     Net income (loss) per share
     (Basic and fully diluted)                $           (0.00) $            -  $        (0.01) $       (0.03)  $        (0.01)
                                             =================== =============== =============== =============== ===============

     Weighted average number of
     common shares outstanding                         5,125,000      5,125,000       5,125,000         200,000        3,585,588
                                             =================== =============== =============== =============== ===============



  The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                 Deficit
                                                                                                 Accum.
                                                                                               During the         Stock-
                                                     Common Stock               Paid In        Exploration        holders'
                                                 Shares          Amount         Capital           Stage           Equity
                                              -------------    -----------    ------------    --------------    ------------

Balances at July 20, 2004                                -    $          -   $          -     $            -   $          -

December 15, 2004,  2,000,000 shares
     of common stock issued for cash of
     $2,000 to a founder, for
     $.001 per share                             2,000,000           2,000                                            2,000

January, 2005 - February, 2005,
   2,825,000 shares of common stock
   issued for cash of $28,250 pursuant
   to a Regulation D offering,
   at .01 per share                              2,825,000           2,825         25,425                            28,250

March, 2005 - April,  2005,
   300,000  shares of common  stock
   issued for cash of $15,000 pursuant
   to a Regulation D offering,
   at .05 per share                                300,000             300         14,700                            15,000

August, 2004 - April, 2005,
     Services and office space
     provided by officer                                                            7,500                             7,500

Gain (loss) for the period from
    July 20, 2004 (Inception)
    through June 30, 2005                                                                            (18,005)       (18,005)
                                              -------------    -----------    ------------    --------------    ------------

Balances at June 30, 2005                        5,125,000     $     5,125   $     47,625     $      (18,005)  $     34,745

July, 2005 - Mar. 31, 2006,
     Services and office space
     provided by officer                                                            6,750                             6,750


Gain (loss) for the period                                                                           (27,115)       (27,115)
                                              -------------    -----------    ------------    ---------------    ------------

Balances at March 31, 2006                       5,125,000     $     5,125    $    54,375     $      (45,120)   $    14,380
                                              =============    ===========    ============    ===============    ============



    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Period From         Period From
                                                                                               July 20, 2004       July 20, 2004
                                                                            Nine Months         (Inception)         (Inception)
                                                                               Ended              Through             Through
                                                                           Mar. 31, 2006       Mar. 31, 2005       Mar. 31, 2006
                                                                           --------------      --------------      ---------------
     Cash Flows From Operating Activities:

          Net income (loss) during the exploration stage                   $    (27,115)       $    (5,250)        $     (45,120)

          Adjustments  to reconcile  net loss to
          net cash provided by (used for)
          operating activities:

               Depreciation                                                         370                                      370

               Donated office space and services                                  6,750              5,250                14,250
                                                                           --------------      --------------      ---------------
                    Net cash provided by (used for)

                    operating activities                                        (19,995)                 -               (30,500)
                                                                           --------------      --------------      ---------------


     Cash Flows From Investing Activities:

          Purchase of fixed assets                                                 (950)                 -                  (950)
                                                                           --------------      --------------      ---------------
                    Net cash provided by (used for)

                    investing activities                                           (950)                 -                  (950)
                                                                           --------------      --------------      ---------------




                          (Continued On Following Page)

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                                                Period From         Period From
                                                                                               July 20, 2004       July 20, 2004
                                                                            Nine Months         (Inception)         (Inception)
                                                                               Ended              Through             Through
                                                                           Mar. 31, 2006       Mar. 31, 2005       Mar. 31, 2006
                                                                           --------------      --------------      -------------
     Cash Flows From Financing Activities:

          Sales of common stock                                                       -               38,000              45,250
                                                                           --------------      --------------      -------------
                    Net cash provided by (used for)

                    financing activities                                              -               38,000              45,250
                                                                           --------------      --------------      ---------------


     Net Increase (Decrease) In Cash                                            (20,945)              38,000              13,800


     Cash At The Beginning Of The Period                                         34,745                    -                   -
                                                                           --------------      --------------      ---------------

     Cash At The End Of The Period                                         $     13,800        $      38,000       $      13,800
                                                                           ==============      ==============      ===============


     Schedule Of Non-Cash Investing And Financing Activities
     -------------------------------------------------------

     None

     Supplemental Disclosure
     -----------------------

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

NOTE 2.  RELATED PARTY TRANSACTIONS

The Company recorded rent expense of $250 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $2,500 for the nine months ended March 31, 2006. The Company also recorded compensation expense of $500 per month ($4,5000 total) for administrative and management services donated to the Company by an officer.

NOTE 3.  INCOME TAXES

At March 31, 2006 the Company had a net operating loss carryforward for tax purposes of approximately $30,000 which will begin to expire in 2026. The deferred tax asset of $6,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2006 was $3,973.

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

Item 2. Plan of Operation
-------------------------

Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Scadding West claim consisting of a geological mapping, prospecting and geochemical sampling. We anticipate that these exploration programs will each cost approximately $10,000.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $30,000.

While we have enough funds to cover the cost of our anticipated exploration program, we will require additional funding in order to cover anticipated administrative fees and to proceed with any additional recommended exploration on the Scadding West claim following the completion of the phase two program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

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

Results Of Operations For The Period Ended March 31, 2006
---------------------------------------------------------

We did not earn any revenue from our operations in the nine-month period ended March 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Scadding West claim, which is doubtful. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Scadding West claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $27,115 for the nine-month period ended March 31, 2006. These operating expenses were comprised of, administration and management fees of $6,324, legal and accounting fees of $6,318, mining property expenses of $5,000, transfer agent fees of $3,120, office expense of $2,896, rent of $2,250, travel costs of $837 and depreciation expense of $370.

At March 31, 2006, we had total assets of $14,380, consisting of cash ($13,800) and fixed assets ($950) less accumulated depreciation ($370). At the same date, we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by William Stewart, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

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

May 11, 2006


Host Ventures Inc.


/s/ William Stewart
------------------------------
William Stewart, President