Form 10KSB
period 2006-06-30
Host Ventures Inc
filed 2006-09-18
CIK 1315373

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006
                                               -------------

          [    ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


    For the transition period from _________________ to __________________

                       Commission file number: 333-126504

                               HOST VENTURES, INC.
                               -------------------
                 (Name of small business issuer in its charter)


            Nevada                                            81-0659377
            ------                          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                          9544 South Chesapeake Street
                         Highlands Ranch, Colorado 80126
                         -------------------------------
                    (Address of principal executive offices)

                                 (970)-567-7717
                            -------------------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

  Title of each class                        Name of each exchange on which
  to be so registered                        each class is to be registered


       None                                               None

Securities to be registered pursuant to Section 12(g) of the Act:

                               Common Stock
                               ------------
                             (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                Yes    X                               No
                    ---------                             ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                             No
                                                          -----------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes                                    No X


State issuer's revenues for its most recent fiscal year:      Nil
                                                          ------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $156,250 as at September 14, 2006 based on the last sale's price of our common
 ------------------------------------------------------------------------------
                                     stock
                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            3,125,000 shares of common stock as at September 14, 2006
            ---------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------
                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................10
ITEM 3:  LEGAL PROCEEDINGS...................................................10
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........10
ITEM 7:  FINANCIAL STATEMENTS................................................11
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES................................12
ITEM 8A: CONTROLS AND PROCEDURES............................................ 12
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........12
ITEM 10: EXECUTIVE COMPENSATION..............................................13
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......14
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................14
ITEM 13: EXHIBITS AND REPORTS................................................14
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................15

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage company. An "exploration stage company" includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. Development stage companies are engaged in the preparation of an established commercially minable deposit (reserves) for its extraction, which are not in the production stage. Production stage companies are engaged in the exploitation of a mineral deposit (reserve).

We have no revenues or operations, have achieved losses since our inception and currently rely upon the sale of our securities to fund operations.

We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the Scadding West claim. This interest does not confer any real property rights. We solely own the right to explore the Scadding West claim for minerals and extract them from the surface and subsurface of the property. The owner of the real property interest in the land covered by the Scadding West claim is the government of Canada. Because the land covered by our mineral claim is in a remote, undeveloped area, we do not anticipate any conflict between our proposed exploration activities and the government's interest.

In the course of our exploration programs, we will be required to return the property to as close as possible to its original state. This is known as reclamation. Reclamation may include planting trees, moving earth and filing holes that we create during exploration. Due to minimal land disturbance, we will not be required to conduct any reclamation activities on the Scadding West claim after the planned phase one and two programs. When our exploration program proceeds to the drilling stage, we may be required to post small bonds if the rights of a private land owner may be affected. We anticipate that the cost of a bond for a phase three drilling program and any required reclamation would not exceed $5,000.

There is no assurance that a commercially viable mineral deposit exists on the Scadding West claim. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Scadding West claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Scadding West claim in order to ascertain whether it possesses economic quantities of gold, copper, nickel, platinum and palladium. There can be no assurance that an economic mineral deposit exists on the Scadding West claim until appropriate exploration work is completed. An "economic mineral deposit" exists on a claim when an independent geologist or engineer determines that the property contains sufficient mineralization that mining operations would be profitable.

Even if we complete our proposed exploration programs on the Scadding West claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

If our proposed exploration programs are not successful in identifying economic mineralization on the Scadding West mineral claim, we intend to acquire an interest in an alternative mineral property in order to assess its potential to contain a mineral deposit.

Property Purchase Agreement

On April 26, 2005, we entered into a mineral purchase and sale agreement with Margaret Loney of Sudbury, Ontario whereby she sold to us a 100% undivided right title and interest in one mineral claim located in the Scadding Township, Sudbury Mining Division, Ontario, Canada. We acquired this interest in the Scadding West claim by paying Margaret Loney $7,500.

Description, Location and Access

The Scadding West claim is located approximately 33 kilometers northeast of the city of Sudbury. The property is centered at approximately 46(0)39' north latitude and 80(0)39' west longitude. The property is accessed by travelling west from the Kukagami Lake road along several old trails and logging roads. Alternatively, it can be accessed via the Wanapitei River which passes near the southwest corner of the mining claim. While the existing roads are sufficient for any anticipated exploration on the Scadding West property, we would want to improve the roads, at an approximate cost of $20,000, if we proceeded to the mining stage.

The region of the Scadding West property is considered to have a humid, high cool temperate ecoclimate with an average mean annual temperature of 3.5(0) Celsius. Average daily temperature range in the summer is from 11.8(0) to 23.1(0) Celsius, while in winter, the average range is from -16.8(0) to -6.9(0) Celsius. Average annual precipitation is 872 millimeters and snow cover is deepest in January and February, with an average depth of 0.40 meters.

The land is dominated by a cover of mixed wood forest that includes sugar maple, yellow birch, poplar, eastern hemlock, eastern white pine and red pine. Other species found in wet regions include the red maple, black ash, white spruce, tamarack and eastern white cedar. The area is well-glaciated, characterized by ridged to hummocky rock outcrops that may be covered in whole or part by glacial moraines and till.

Title to the Claim

The Scadding West property consists of one mineral claim comprising 192 hectares. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. The claim is registered with the Ontario government under claim number S-998541. The claim expires on January 27, 2007. In order to extend this expiry date on an annual basis, we must incur at least $2,400 in exploration work on the claim prior to the expiry date, which we intend to do. Otherwise, we will lose our ownership of the claim comprising the Scadding West property.

Mineralization

Geologically, the most prominent feature in the area of the Scadding West claim is an igneous complex of rocks. Igneous rocks are formed from molten lava which has hardened on or below the surface of the earth. Minerals contained in these rocks are dyke-related, that is, they are contained in a tabular body of igneous rock that cuts across the structure of adjacent rocks, and are hosted by quartz diorite, norite and gabbro rocks. Quartz diorite is a medium-gray-colored, coarse-grained, igneous rock, often with a "salt-and-pepper" appearance. Norite is a coarsely crystalline igneous rock containing the mineral labradorite as the main component. Gabbro is a dark, coarse-textured, heavy rock composed of calcium feldspar and augite with a small amount of quartz.

Exploration History, infrastructure and Condition of the Property

No known exploration has been conducted on the Scadding West claim. As such, the Scadding West claim does not contain any mineral workings. As well, there is no equipment, power source or other infrastructure facilities located on the property. We will use portable power generators if we require a power source for exploration of claim. Proposed exploration will focus on a northwest trending fault that cuts through the northern part of the claim.

Geology Report

We retained Dr. Scott Jobin-Bevans, a professional geoscientist, to complete an evaluation of the Scadding West claim and to prepare a geology report on the claim.

Based on his review, Dr. Jobin-Bevans concludes that the Scadding West claim warrants further exploration due to its potential to contain economic quantities of gold, copper, nickel, platinum and palladium.

Dr. Jobin-Bevans recommends an initial exploration program consisting of two phases. The first phase consisted of a review of existing data concerning the property, geological mapping and sampling. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization. All samples gathered were sent to a laboratory where they are crushed and analysed for metal content.

The second phase, which is currently underway, will consist of geophysical surveying, as well as follow-up mapping and sampling.

The second phase will cost approximately $10,000 and will consist of the following:

         Geophysical survey                                   $ 6,250
         Follow-up Mapping and Sampling                       $ 1,500
         Report writing/consulting                            $ 1,500
         Operating Supplies                                   $   750
         Total                                                $10,000

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. While we do not require any authorization to proceed with the initial two phases of the recommended exploration program, we will be required to obtain work permits from the Ontario Ministry of Northern Development and Mines for any subsequent drilling program and any other exploration work that results in a physical disturbance to the land if the program calls for the disturbance of more than 10,000 square meters of the property surface, or such areas that would total that amount when combined. A work permit is also required for the erection of structures on the property. There is no charge to obtain a work permit under the Mining Act.

When our exploration program proceeds to the drilling stage, we may be required to post small bonds if the rights of a private land owner may be affected. We anticipate that the cost of a bond for the phase three drilling program would not exceed $5,000.

We may also be required to file statements of work with the Ministry of Northern Development and Mines. Such statements would be filed following the completion of the exploration and would cost approximately $500. The filing of statements of work would not have any impact on the timing or completion of our exploration program. We will also be required to undertake remediation work on any exploration that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We will not incur any regulatory compliance costs in the first two phases of proposed exploration. The amount of these costs for subsequent exploration phases is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration programs. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Scadding West claim, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Scadding West claim. While we have sufficient funds to complete the recommended phase two exploration program on the claim, which is estimated to cost $10,000, we will need additional funds to complete any additional exploration and to cover anticipated administrative expenses. Even after completing an additional phase of exploration, we will not know if we have a commercially viable mineral deposit. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

BECAUSE WE ONLY HAVE SUFFICIENT CAPITAL FOR INITIAL EXPLORATION OF THE SCADDING WEST CLAIM, WE MAY NEED TO SELL ADDITIONAL SHARES TO FUND OPERATIONS, WHICH WILL DILUTE THE INTERESTS OF INVESTORS IN THIS OFFERING.

Our current capital is only sufficient to cover the phase two exploration program on the Scadding West claims, as well as a portion of anticipated administrative expenses over the next 12 months. We will likely have to sell additional shares of our common stock in order to fund future operations. Any sale of shares will result in dilution to existing shareholders, which may have a negative impact on the value of their investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, HAVE NOT EARNED REVENUE AND ARE UNLIKELY TO EARN REVENUE IN THE FORESEEABLE FUTURE, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Scadding West claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report and are unlikely to earn revenue in the foreseeable future. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to
exploration,   and  additional  costs  and  expenses  that  may  exceed  current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Scadding West Property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The  search  for  valuable  minerals  as a  business  is  extremely  risky.  The likelihood of our mineral claim containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Scadding West claim does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan. In such circumstances, we intend to acquire an interest in an alternative mineral property in order to assess its potential to contain a mineral deposit.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF METALS ON THE SCADDING WEST CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Scadding West claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the Scadding West claim into commercial production. We may not be able to obtain such financing.

BECAUSE WILLIAM STEWART ACTS AS OUR SOLE DIRECTOR AND OFFICER, HE WILL BE THE ONLY PERSON RESPONSIBLE FOR ALL ASPECTS OF OUR BUSINESS. IF HE IS UNABLE TO ADEQUATELY MAINTAIN PROPER DISCLOSURE, CONTROLS AND PROCEDURES, OUR OPERATIONS WILL SUFFER.

Our sole director and officer, Mr. William Stewart, will be the only person responsible for our managerial responsibilities. As such, he will have ultimate authority with respect to our business decisions, our disclosure and our implementation of accounting controls and procedures. If Mr. Stewart is unable to properly institution such procedures and comply with reporting obligation requirements, our operations may be adversely impacted.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. William Stewart, intends to devote approximately 15% of his business time providing his services to us. While Mr. Stewart presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Stewart from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

BECAUSE OUR SOLE DIRECTOR HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

William Stewart, our sole director, has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. He has not completed any education in the fields of geology or mining engineering.

As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. As well, his decisions may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our issued common stock constitutes penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Please refer to the "Plan of Distribution" section for a more detailed discussion of penny stock and related broker-dealer restrictions.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own the mineral exploration rights relating to the Scadding West mineral claim. We do not own any real property interest in the Scadding West claim or any other property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol HSTV. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We have 32 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Scadding West claim consisting of a geological mapping, prospecting and geochemical sampling. We anticipate that this exploration program will each cost approximately $10,000 respectively. We commenced this program during the summer of 2006 and anticipate receiving initial results imminently.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees payable in with our reporting obligations.

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

Results Of Operations For Fiscal Year Ended June 30, 2006

We have not earned any revenues from our incorporation on July 20, 2004 to June 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Scadding West claim, which is doubtful. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Scadding West claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $48,972 for the period from our inception on July 20, 2004 to June 30, 2006. These operating expenses were comprised of mineral property acquisition costs of $12,500, administration and management expenses of $12,000, legal and accounting costs of $10,818, office expenses of $5,903, rent of $3,000, meals and entertainment of $578, travel of $837, transfer agent fees of $3,120, depreciation of $211 and bank charges of $5.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.


ITEM 7:  FINANCIAL STATEMENTS


















                               HOST VENTURES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2006
                            (Stated in U.S. Dollars)

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Host Ventures, Inc.
Highlands Ranch, Colorado

I have audited the accompanying balance sheet of Host Ventures, Inc. (an exploration stage company) as of June 30, 2006, and the related statements of operations, stockholders' equity and cash flows for the period from July 24, 2004 (Inception) through June 30, 2005, and for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Host Ventures, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the period from July 24, 2004 (Inception) through June 30, 2005, and for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Aurora, Colorado                                      Ronald R. Chadwick, P.C.
August 24, 2006                                       RONALD R. CHADWICK, P.C.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                                  June 30, 2006


                                     ASSETS

      Current assets
            Cash                                              $       12,039
                                                             ---------------
                   Total current assets                               12,039
                                                             ---------------

           Fixed assets                                                  950
           Less accumulated depreciation                                (211)
                                                             ----------------
                                                                         739
                                                             ----------------

      Total Assets                                            $       12,778
                                                             ================

                      LIABILITIES & STOCKHOLDERS' EQUITY


      Liabilities                                             $            -
                                                             ----------------


      Stockholders' Equity
            Common stock, $.001 par value;
                75,000,000 shares authorized;
                5,125,000 issued and outstanding                        5,125
            Additional paid in capital                                 56,625
            Deficit accumulated during the exploration stage          (48,972)
                                                             -----------------

      Total Stockholders' Equity                                       12,778
                                                             -----------------

      Total Liabilities and Stockholders' Equity             $         12,778
                                                             =================


















    The accompanying notes are an integral part of the financial statements.

                              HOST VENTURES, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS

                                                  July 20, 2004                                               July 20, 2004
                                                   (Inception)                                                  (Inception)
                                                     Through                                                      Through
                                                   Year Ended                  Year Ended                       Year Ended
                                                  June 30, 2005                June 30, 2006                    June 30, 2006
                                              ---------------------     -----------------------        -----------------------
     Revenue                                   $                  -           $               -            $                 -
                                              ---------------------     ------------------------       -----------------------

     Expenses:
          Bank charges                                           5                            -                              5
          Legal & accounting                                 3,000                        7,818                         10,818
          Mining property expenses                           7,500                        5,000                         12,500
          Office expense                                     2,500                        3,403                          5,903
          Rent                                                   -                        3,000                          3,000
          Meals and Entertainment                                -                          578                            578
          Travel                                                 -                          837                            837
          Transfer agent                                         -                        3,120                          3,120
          Depreciation                                           -                          211                            211
          Administration and management                      5,000                        7,000                         12,000
                                              ---------------------     ------------------------       -----------------------
                                                            18,005                       30,967                         48,972
                                              ---------------------     ------------------------       -----------------------

     Loss from operations                                  (18,005)                     (30,967)                       (48,972)
                                              ---------------------     ------------------------       -----------------------

     Other income (expense)                                      -                            -                              -
                                              ----------------------    ------------------------       -----------------------

     Income (loss) before provision for income taxes       (18,005)                     (30,967)                       (48,972)

     Provision for income tax                                    -                            -                              -
                                              ----------------------    ------------------------       -----------------------

     Net income (loss)                           $         (18,005)           $         (30,967)           $           (48,972)
                                              ======================    ========================       =======================

     Net income (loss) per share
     (Basic and fully diluted)                   $           (0.01)           $          (0.01)
                                              ======================    ========================

     Weighted average number of
     common shares outstanding                           2,745,909                    5,125,000
                                              ======================    ========================



 The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Deficit
                                                                                                 Accum.
                                                                                                During the         Stock-
                                                         Common Stock           Paid In        Exploration        holders'
                                                     Shares       Amount        Capital           Stage            Equity
                                                -------------- ------------  -------------  ----------------    -----------
Balances at July 20, 2004                                   -    $       -    $         -    $          -     $         -

December 15, 2004,  2,000,000 shares
     of common stock issued for cash of
     $2,000 to a founder, for
     $.001 per share                                 2,000,000       2,000                                          2,000

January, 2005 - February, 2005, 2,825,000
     shares of common stock issued for cash
     of $28,250 pursuant to a Regulation D offering,
     at .01 per share                                2,825,000       2,825          25,425                          28,250

March, 2005 - April,  2005, 300,000 shares
     of common  stock issued for cash of
     $15,000 pursuant to a Regulation D offering,
     at .05 per share                                  300,000         300          14,700                          15,000

August, 2004 - June, 2005,
     Services and office space
     provided by officer                                                             7,500                           7,500

Gain (loss) for the period from
    July 20, 2004 (Inception)
    through June 30, 2005                                                                         (18,005)         (18,005)
                                                 -------------  -----------  --------------  -------------    --------------

Balances at June 30, 2005                            5,125,000  $    5,125      $   47,625   $    (18,005)     $    34,745

July, 2005 - June 30, 2006,
     Services and office space
     provided by officer                                                             9,000                           9,000

Gain (loss) for the period                                                                        (30,967)         (30,967)
                                                 -------------- ------------  -------------- -------------- ----------------

Balances at June 30, 2006                            5,125,000  $    5,125      $   56,625   $    (48,972)      $   12,778
                                                 ============== ============  ============== =============== ===============



    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                 July 20, 2004                                July 20, 2004
                                                                   (Inception)                                 (Inception)
                                                                     Through                                     Through
                                                                   Year Ended              Year Ended          Year Ended
                                                                  June 30, 2005          June 30, 2006        June 30, 2006
                                                               ------------------      -----------------      ----------------
     Cash Flows From Operating Activities:

          Net income (loss) during the exploration stage          $      (18,005)         $     (30,967)      $      (48,972)

          Adjustments to reconcile net loss to
          net cash provided by (used for)
          operating
          activities:

               Donated office space and services                           7,500                  9,000               16,500

               Depreciation and amortization                                   -                    211                  211
                                                               ------------------      -----------------      ----------------
                    Net cash provided by (used for)
                    operating
     activities                                                          (10,505)               (21,756)             (32,261)
                                                               ------------------      -----------------      ----------------


     Cash Flows From Investing Activities:

              Fixed asset purchases                                            -                   (950)                (950)
                                                               ------------------      -----------------      ----------------
                    Net cash provided by (used for)
                    investing activities
                                                                               -                   (950)                (950)
                                                               ------------------      -----------------      ----------------



                          (Continued On Following Page)



    The accompanying notes are an integral part of the financial statements.

                               HOST VENTURES, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS

                         (Continued From Previous Page)

                                                        July 20, 2004                                        July 20, 2004
                                                         (Inception)                                          (Inception)
                                                           Through                                               Through
                                                         Year Ended                  Year Ended                Year Ended
                                                        June 30, 2005               June 30, 2006            June 30, 2006
                                                    -------------------          -------------------    --------------------
     Cash Flows From Financing Activities:
          Sale of common stock                                   45,250                            -                 45,250
                                                    -------------------          -------------------    --------------------
     Net cash provided by (used
     for) financing activities                                   45,250                            -                 45,250
                                                    -------------------          -------------------    --------------------

     Net Increase (Decrease) In Cash                             34,745                      (22,706)                12,039

     Cash At The Beginning Of The Period                              -                       34,745                      -
                                                    -------------------          --------------------    -------------------

     Cash At The End Of The Period                    $          34,745            $          12,039      $          12,039
                                                    ===================          ====================    ===================


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

Mineral Properties
------------------

Costs of acquiring specific mineral properties are capitalized on a property by property basis. Mineral properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized. The Company recorded an expense of $7,500 in fiscal year 2005 for amounts expended to acquire a mining lease, and $5,000 for property maintenance in 2006.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements
--------------------------------
In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

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

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 resolves certain accounting issues related to various hybrid financial instruments. The Company has adopted the provisions of SFAS No. 155 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets." SFAS 156 addresses accounting issues related to separately recognized servicing assets and servicing liabilities. The Company has adopted the provisions of SFAS No. 156 which are effective for fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.


NOTE 2.  RELATED PARTY TRANSACTIONS

The Company recorded rent expense of $250 per month in 2005 and 2006 for the use of office space donated to the Company by an officer. Total rent expense under this arrangement in 2005 and 2006 was $2,750 and $3,000. The Company also recorded compensation expense of $500 per month in 2005 and 2006 for administrative and management services donated to the Company by an officer. Total compensation expense in 2005 and 2006 was $5,000 and $6,000.

NOTE 3.  INCOME TAXES

At June 30, 2005 and 2006 the Company had a net operating loss carryforward for tax purposes of approximately $10,000 and $32,000 which will begin to expire in 2025. The deferred tax asset at June 30, 2005 and 2006 of $2,101 and $6,437 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2005 and 2006 was $2,101 and $4,336.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his age as of the date of this annual report is as follows:

Directors:

Name of Director                         Age
--------------------------------------------------------------------------------
William Stewart                          45





Executive Officers:

Name of Officer                          Age              Office
--------------------------------------------------------------------------------
William Stewart                          45               President, Secretary,
                                                          Treasurer and Chief
                                                          Executive Officer

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. William Stewart has acted as our president, secretary, treasurer, chief executive officer and as a director since our incorporation on July 20, 2004. In 1983, he graduated from the University of Denver with a bachelor's degree in business administration. From December 2001 to present Mr. Stewart has acted as a director and secretary of Arete Industries, Inc., a Niwot, Colorado based reporting company involved in the oil and gas sector. He also acts as president and chairman of the board of directors of Arete Industries, Inc.'s subsidiary, Colorado Oil and Gas, Inc.

From 1994 to the present, Mr. Stewart has also acted as the principal of S.W. Gordon Capital, Inc., a private company involved in providing consulting services relating to corporate finance, merger and acquisitions transactions.

Mr. Stewart does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Stewart intends to devote approximately 15% of his business time to our affairs. The remainder of his business time is devoted to his positions with Arete Industries, Inc. and its subsidiary, Colorado Oil and Gas, Inc. As these companies are solely involved in the oil and gas business, there will not be a conflict between their business activities and ours.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number    Transactions    Known Failures
                              Of  late   Not Timely      To File a
Name and principal position    Reports   Reported        Required Form
---------------------------   --------   --------        --------------
William Stewart                  0          0                 1
(President and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2006.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
-----          -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
William        President  2006     $0         0         0                0                0          0             0
Stewart                   2005     $0         0         0                0                0          0             0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                                                Amount of
Title of Class          Name and address                                        beneficial        Percent of class
                        of beneficial owner                                     ownership
----------------------- ------------------------------------------------------- ----------------- -----------------
Common stock            William Stewart                                         2,000,000         39.02%
                        9544 South Chesapeake Street
                        Highlands Ranch, Colorado 80126
Common stock            All officers and directors as a group that consists     2,000,000         39.02%
                        of two people

The percent of class is based on 5,125,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We record rent expense of $250 per month for the use of office space that our president, William Stewart donates to us. As well, we record compensation expense of $500 per month for administrative and management services that he donates to us.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*        Any of our directors or officers;
*        Any person proposed as a nominee for election as a director;
* Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
*        Our sole promoter, William Stewart;
*        Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

                                    Exhibits
Exhibit
Number     Description

 3.1*      Articles of Incorporation
 3.2*      Bylaws
 5.1**     Legal opinion of Bradford J. Lam, with consent to use
10.1*      Mineral property purchase agreement dated April 26, 2005
23.2***    Consent of Dr. Scott Jobin-Bevans, Professional Geoscientist
31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*      Location map
99.2**     Subscription agreement

* filed as an exhibit to our registration statement filed on July 11, 2005 ** filed as an exhibit to our registration statement filed on August 22, 2005 *** filed as an exhibit to our registration statement filed on October 12, 2005

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Ronald R. Chadwick, P.C. rendered invoices to us during the fiscal periods indicated for the following fees and services:

                              From inception on
                               July 20, 2004 to              Fiscal year ended
                                 June 30, 2005                June 30, 2006

Audit fees                        Nil                                $1,500
Audit-related fees                Nil                                $2,240
Tax fees                          Nil                                   Nil
All other fees                    Nil                                   Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Host Ventures, Inc.


By          /s/ William Stewart
            -------------------------
            William Stewart
            President, CEO & Director
            Date: September 14, 2006