Form 10QSB
period 2006-09-30
Sun Cal Energy , Inc.
filed 2006-11-20
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to  _____________

Commission file number 000-52300

SUN CAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	81-0659377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 205 - 5th Avenue, S.W., Calgary, Alberta T2P 2V7 Canada
(Address of principal executive offices)

403.538.4772
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

51,250,000 shares of common stock issued and outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended September 30, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEET
September 30, 2006

ASSETS
Current assets
Cash	$1,597
Total current assets	1,597
Fixed assets	950
Less accumulated depreciation	(290)
660
Total Assets	$2,257
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities	$-
Stockholders' Equity
Common stock, $.001 par value;
75,000,000 shares authorized;
5,125,000 issued and outstanding	5,125
Additional paid in capital	58,875
Deficit accumulated during the exploration stage	(61,743)
Total Stockholders' Equity	2,257
Total Liabilities and Stockholders' Equity	$2,257

The accompanying notes are an integral part of the financial statements.

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2006	July 20, 2004 (Inception) Through Period Ended Sept. 30, 2006

Revenue	$-	$-	$-
Expenses:
Bank charges		24	29
Legal & accounting	1,390	3,000	13,818
Mining property expenses		5,500	18,000
Office expense	1,366	301	6,204
Rent	-	750	3,750
Meals and Entertainment	-	115	693
Travel	-	848	1,685
Transfer agent	-	654	3,774
Depreciation	-	79	290
Administration and management	2,574	1,500	13,500
	5,330	12,771	61,743
Loss from operations	(5,330)	(12,771)	(61,743)
Other income (expense)	-	-	-
Income (loss) before provision for income taxes	(5,330)	(12,771)	(61,743)

Provision for income tax	-	-	-
Net income (loss)	$(5,330)	$(12,771)	$(61,743)
Net income (loss) per share
(Basic and fully diluted)	$(0.00)	(0.00)
Weighted average number of common shares outstanding	5,125,000	5,125,000

The accompanying notes are an integral part of the financial statements.

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Paid In Capital	Deficit Accum. During the Exploration Stage	Stock- holders' Equity

	Shares	Amount
Balances at July 30, 2005	5,125,000	$5,125	$47,625	$(18,005)	$34,745
July 1, 2005 – June 30, 2006
Services and office space
provided by officer			9,000		9,000
Gain (loss) for the period				(30,967)	(30,967)
Balances at July 30, 2006	5,125,000	$5,125	$56,625	$(48,972)	$12,778
July 1, 2006 – Sept. 30, 2006
Services and office space
provided by officer			2,250		2,250
Gain (loss) for the period				(12,771)	(12,771)
Balances at Sept. 30, 2006	5,125,000	$5,125	$58,875	$(61,743)	$2,257

The accompanying notes are an integral part of the financial statements.

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2006	July 20, 2004 (Inception) Through Period Ended Sept. 30, 2006

Cash Flows From Operating Activities:
Net income (loss) during the exploration stage	$(5,330)	$(12,771)	$(61,743)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Donated office space and services	2,250	2,250	18,750
Depreciation and amortization	-	79	290
Net cash provided by (used for) operating activities	(3,080)	(10,442)	(42,703)
Cash Flows From Investing Activities:
Fixed asset purchases	-	-	(950)
Net cash provided by (used for) investing activities	-	-	(950)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2006	July 20, 2004 (Inception) Through Period Ended Sept. 30, 2006

Cash Flows From Financing Activities:
Sale of common stock	-	-	45,250
Net cash provided by (used for)
financing activities	-	-	45,250
Net Increase (Decrease) In Cash	(3,080)	(10,442)	1,597
Cash At The Beginning Of The Period	34,745	12,039	-

Cash At The End Of The Period	$31,665	$1,597	$1,597

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Host Ventures, Inc. (the “Company”), was incorporated in the State of Nevada on July 20, 2004. The Company was formed to engage in the acquisition, exploration, and production of precious minerals. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fiscal year

The Company employs a fiscal year ending June 30.

SUN CAL ENERGY, INC.
formerly HOST VENTURES, INC.
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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, approximates fair value.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company recorded rent expense of $250 per month for the use of office space donated to the Company by an officer. Total rent expense under this arrangement was $750 for the three months ended September 30, 2006. The Company also recorded compensation expense of $500 per month ($1,500 total) for administrative and management services donated to the Company by an officer.

NOTE 3. INCOME TAXES

At September 30, 2006 the Company had a net operating loss carryforward for tax purposes of approximately $43,000 which will begin to expire in 2025. The deferred tax asset of $8,500 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2007 was $2,093.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 14, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Other unidentified risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of oil and gas assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We were incorporated under the laws of the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, we changed our name to Sun Cal Energy, Inc. through a merger with our wholly owned subsidiary.

We have been in the business of mineral exploration. We are an “exploration stage company”, which means we are engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. We have not generated any revenues from our operations and have achieved losses since our inception. We currently rely upon the sale of our securities to fund operations.

Our business plan has been to engage in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the Scadding West claim. This interest does not confer any real property rights. We solely own the right to explore the Scadding West claim for minerals and extract them from the surface and subsurface of the property. The owner of the real property interest in the land covered by the Scadding West claim is the government of Canada. Because the land covered by our mineral claim is in a remote, undeveloped area, we do not anticipate any conflict between our proposed exploration activities and the government’s interest.

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

On October 18, 2006, George Drazenovic purchased from William Stewart, our then sole director and officer, 1,980,000 restricted shares of common stock of our company. Subsequently, on November 7, 2006, William Stewart resigned as a director and President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of our company and George Drazenovic was appointed as a director and President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. As a result, we may consider the possibility to acquiring a private oil and gas exploration company by issuance of additional securities of our company to the owner(s) of such private oil and gas exploration company.

Also on November 6, 2006, we completed a merger with our subsidiary, Sun Cal Energy, Inc. As a result, we have changed our name from "Host Ventures Inc." to "Sun Cal Energy, Inc." We changed the name of our company to better reflect the possible new direction and business of our company. In addition, effective November 6, 2006 we have effected a ten (10) for one (1)forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 5,125,000 shares of common stock to 51,250,000 shares of common stock.

Plan of Operations

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this quarterly report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We have no revenues, have experienced losses since inception. Our plan of operation has been to conduct exploration work on the Scadding West claim in order to ascertain whether it possesses economic quantities of gold, copper, nickel, platinum and palladium. There can be no assurance that an economic mineral deposit exists on the Scadding West claim until appropriate exploration work is completed. An “economic mineral deposit” exists on a claim when an independent geologist or engineer determines that the property contains sufficient mineralization that mining operations would be profitable.

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

We are currently considering the possibility to acquiring a private oil and gas exploration company by issuance of additional securities of our company to the owner(s) of such private oil and gas exploration company. If we complete such an agreement to acquire a private oil and gas exploration company, we will shift the focus of our exploration activities from mineral to oil and gas. However, until such a transaction has been completed, we intend to continue conducting exploration work on the Scadding West claim.

We anticipate spending approximately $2,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $24,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase two. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Results of Operations

We have not earned any revenues from our incorporation on July 20, 2004 to September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Scadding West claim, which is doubtful. We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Scadding West claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $61,743 for the period from our inception on July 20, 2004 to September 30, 2006. These operating expenses were comprised of mineral property acquisition costs and expenses of $18,000, administration and management expenses of $13,500, legal and accounting costs of $13,818, office expenses of $6,204, rent of $3,750, meals and entertainment of $693, travel of $1,685, transfer agent fees of $3,774, depreciation of $290 and bank charges of $29.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Liquidity and Capital Resources

At September 30, 2006, we had cash on hand of $1,597 and working capital of $1,597.

Cash used in operating activities was $12,771 for the three months ended September 30, 2006 largely due to our professional fees and mining property expenses incurred during the period. This compares with cash used in operating activities of $5,330 for the three months ended September 30, 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 1 to the unaudited financial statements included in this Quarterly Report on Form 10-QSB.

RISK FACTORS

Shares of our common stock are speculative, especially since we are in the exploration-stage of our new business. We operate in a volatile sector of business that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR COMPANY

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the Scadding West claim, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Scadding West claim. We will need additional funds to complete our current exploration activities and to cover anticipated administrative expenses. Even after completing an additional phase of exploration, we will not know if we have a commercially viable mineral deposit. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

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

Because George Drazenovic acts as our sole director and officer, he will be the only person responsible for all aspects of our business. If he is unable to adequately maintain proper disclosure, controls and procedures, our operations will suffer.

Our sole director and officer, George Drazenovic, will be the only person responsible for our managerial responsibilities. As such, he will have ultimate authority with respect to our business decisions, our disclosure and our implementation of accounting controls and procedures. If Mr. Drazenovic is unable to properly institution such procedures and comply with reporting obligation requirements, our operations may be adversely impacted.

Because our sole director has no technical experience in mineral exploration, our business has a higher risk of failure.

George Drazenovic, our sole director, has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. He has not completed any education in the fields of geology or mining engineering. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. As well, his decisions may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

RISKS RELATED TO OUR COMMON STOCK

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder's ability to buy and sell our stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common stock on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Shares of our common stock are currently quoted on the OTC Bulletin Board. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

RISKS RELATED TO OUR COMPANY

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 750,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of our sole director and officer being resident of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our director and officer

We do not currently maintain a permanent place of business within the United States. In addition, our current sole director and officer is a national and resident of a country other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our director and officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. George Drazenovic. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II – Other Information

Item 1.   Legal Proceedings.

We are not party to any legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.
Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit
No.	Description of Exhibit

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed July 11, 2005)

3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed July 11, 2005)

3.3	Articles of Merger, as filed with the Nevada Secretary of State (incorporated by reference from our current report Form 8-K filed November 7, 2006)

3.4	Certificate of Change to increase authorized and issued and outstanding share capital (incorporated by reference from our current report on Form 8-K filed November 7, 2006)

(31)	Section 302 Certification

31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN CAL ENERGY, INC.

By:	/s/ George Drazenovic
George Drazenovic
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 17, 2006