Form 10QSB
period 2006-12-31
Sun Cal Energy , Inc.
filed 2007-02-20
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

51,250,000 shares of common stock issued and outstanding as of February 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and its results of operations, stockholders’ deficit, and its cash flows for the six month period ended December 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

2

SUN CAL ENERGY, INC.
(formerly Host Ventures, Inc.)
(An Exploratory Stage Company)
BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS

Current assets	$-

Property and equipment
Office equipment (net accumulated
depreciation of $369)	581

$581

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,169

Stockholders' deficit
Common stock, $.0001 par value;
750,000,000 shares authorized;
51,250,000 issued and outstanding	5,125
Additional paid in capital	58,975
Deficit accumulated during the
exploration stage	(67,688)

Total stockholders' deficit	(3,588)

$581

The accompanying notes are an integral part of the financial statements.

SUN CAL ENERGY, INC.
(formerly Host Ventures, Inc.)
(An Exploratory Stage Company)
STATEMENTS OF OPERATIONS

					July 20, 2004
					(Inception)
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		Period Ended
	2005	2006	2005	2006	Dec 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses:
Bank charges	-	27		51	56
Legal & accounting	1,900	4,139	3,290	7,139	17,957
Mining property expenses	5,000	-	5,000	5,500	18,000
Office expense	-	44	1,366	345	6,248
Rent	750	-	1,500	750	3,750
Meals and Entertainment	-		-	115	693
Travel	500	745	500	1,593	2,430
Transfer agent	3,120	811	3,120	1,465	4,585
Depreciation	53	79	53	158	369
Administration and management	3,000	100	4,824	1,600	13,600
	14,323	5,945	19,653	18,716	67,688

Loss from operations	(14,323)	(5,945)	(19,653)	(18,716)	(67,688)

Other income (expense)	-	-	-	-	-

Income (loss) before provision for income taxes	(14,323)	(5,945)	(19,653)	(18,716)	(67,688)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(14,323)	$(5,945)	$(19,653)	$(18,716)	$(67,688)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of
common shares outstanding	51,250,000	51,250,000	$51,250,000	51,250,000

The accompanying notes are an integral part of the financial statements.

SUN CAL ENERGY, INC.
(former Host Ventures, Inc.)
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

			July 20, 2004
			(Inception)
	Six Months	Six Months	Through
	Ended	Ended	Period Ended
	Dec 31, 2005	Dec 31, 2006	Dec 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss) during the exploration stage	$(19,653)	$(18,716)	$(67,688)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts payable	-	4,169	$4,169
Donated office space and services	4,500	2,350	18,850
Depreciation and amortization	53	158	369
Net cash provided by (used for)
operating activities	(15,100)	(12,039)	(44,300)

Cash Flows From Investing Activities:
Equipment purchases	(950)	-	(950)
Net cash provided by (used for)
investing activities	(950)	-	(950)

Cash Flows From Financing Activities:
Proceeds from sale common stock	-	-	45,250
Net cash provided by (used for)
financing activities	-	-	45,250

Net Increase (Decrease) In Cash	(16,050)	(12,039)	-

Cash At The Beginning Of The Period	34,745	12,039	-

Cash At The End Of The Period	$18,695	$-	$-

Schedule Of Non-Cash Investing And Financing Activities
None
Supplemental Disclosure

Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

SUN CAL ENERGY, INC.
(formerly Host Ventures, Inc.)
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Host Ventures, Inc. (the “Company”), was incorporated in the State of Nevada on July 20, 2004. On November 6, 2006, we changed our name to Sun Cal Energy, Inc. The Company is currently in the exploratory stage with its principal activity being the exploration of mining properties for future commercial development and production.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the six-months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six-months ended December 31, 2006 of $18,716 and as of December 31, 2006 had a negative working capital of $4,169. The Company’s accumulated deficit since its inception amounted to $67,688 through December 31, 2006. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: 1) The Company plans to raise additional operating funds through equity or debt financing; and 2) the Company plans to merge with a Company with on-going operations. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

Stock Split

On November 6, 2006, the Company authorized a 10-for-1 forward stock split. All references in the accompanying financials statements to the number of shares outstanding and per-share amounts have been restated to reflect the above indicated stock split...

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

SUN CAL ENERGY, INC.
(formerly Host Ventures, Inc.)
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company has had no revenue to date.

Mineral Properties

Costs of acquiring specific mineral properties are capitalized on a property by property basis. Mineral properties are periodically assessed for impairment of value and any impairments are charged to operations at the time of impairment. Should a property be sold or abandoned, its capitalized costs are charged to operations and gain or loss recognized. In April 2005, the Company acquired a mining claim located in Scalding Township, Ontario Canada for $7,500, which was expensed during 2005. After studying the various claims on the property, Management determined to abandon the property during the quarter ended December 31, 2006.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Equipment consisted of computer equipment which is being depreciated over its estimated useful lives using the straight-line method. Depreciation expense for the three months ended December 31, 2005 and 2006 amounted to $53 and $79, respectively. Depreciation expense for the six months ended December 31, 2005 and 2005 amounted to $53 and $158, respectively.

SUN CAL ENERGY, INC.
(formerly Host Ventures, Inc.)
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, as reported in the accompanying balance sheet, approximates fair value.

NOTE 3. RELATED PARTY TRANSACTIONS

For the current quarter, the Company recorded compensation expense of $100 for administrative and management services donated to the Company by the newly appointed officer.

NOTE 4. INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

The Company has total net operating loss carryforwards at December 31, 2006 of approximately $68,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $10,200 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through June 30, 2027 for federal tax purposes.

NOTE 5. SUBSEQUENT EVENTS

On January 31, 2007, we entered into a Share Exchange Agreement with the shareholders of Sun Cal Energy, Corp. to acquire all of the issued and outstanding shares of common stock of Sun Cal Energy, Corp. If we complete the transactions contemplated in this Share Exchange Agreement, we will have to issue a total of 26,925,000 share of our common stock to the shareholders of Sun Cal Energy, Corp. We anticipate that we will be completing the transactions contemplated in the Share Exchange Agreement in February of 2007.

Item 2.                     Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 10, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Other unidentified risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of oil and gas assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

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

Our business plan has been to engage in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the Scadding West claim. This interest does not confer any real property rights. We solely own the right to explore the Scadding West claim for minerals and extract them from the surface and subsurface of the property. The owner of the real property interest in the land covered by the Scadding West claim is a private party. The Company abandoned the claim during this quareter. In the course of our exploration programs, we will be required to return the property to as close as possible to its original state. This is known as reclamation. Reclamation may include planting trees, moving earth and filing holes that we create during exploration. Due to minimal land disturbance, we will not be required to conduct any reclamation activities on the Scadding West claim after the planned phase one and two programs. When our exploration program proceeds to the drilling stage, we may be required to post small bonds if the rights of a private land owner may be affected. We anticipate that the cost of a bond for a phase three drilling program and any required reclamation would not exceed $5,000.

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

On January 31, 2007, we entered into a Share Exchange Agreement with the shareholders of Sun Cal Energy, Corp. to acquire all of the issued and outstanding shares of common stock of Sun Cal Energy, Corp. If we complete the transactions contemplated in this Share Exchange Agreement, we will have to issue a total of 26,925,000 share of our common stock to the shareholders of Sun Cal Energy, Corp. We anticipate that we will be completing the transactions contemplated in the Share Exchange Agreement in February of 2007.

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

We are currently considering the possibility to acquiring a private oil and gas exploration company by issuance of additional securities of our company to the owner(s) of such private oil and gas exploration company. On January 31, 2007, we entered into a Share Exchange Agreement with the shareholders of Sun Cal Energy, Corp. to acquire all of the issued and outstanding shares of common stock of Sun Cal Energy, Corp. If we complete the transactions contemplated in this Share Exchange Agreement, we will enter into the business of oil and gas exploration. Sun Cal Energy, Corp. has entered into two agreements to acquire interests and explore oil and gas properties, one in the City of Hobart, Washita County, Oklahoma and the other one in Lokern, Kern County, California. We have not completed our acquisition of all of the issued and outstanding shares of common stock of Sun Cal Energy, Corp. at the time of this quarterly report. We anticipate that we will be completing the transactions contemplated in the Share Exchange Agreement in February of 2007.

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

Results of Operations

We have not earned any revenues from our incorporation on July 20, 2004 to December 31, 2006. We incurred operating expenses in the amount of 67,688 for the period from our inception on July 20, 2004 to December 31, 2006. These operating expenses were comprised of mineral property acquisition costs and expenses of $18,000, administration and management expenses of $13,600, legal and accounting costs of $17,957, office expenses of $6,248, rent of $3,750, meals and entertainment of $693, travel of $2,430, transfer agent fees of $4,585, depreciation of $369 and bank charges of $56.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Liquidity and Capital Resources

At December 31, 2006, we had no cash on hand and a working deficit of $4,169 which consists of trade payables.

Cash used in operating activities was $12,039 for the six months ended December 31, 2006 largely due to our professional fees and mining property expenses incurred during the period. This compares with cash used in operating activities of $19,653 for the six months ended December 31, 2005.

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

Our significant accounting policies are disclosed in Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-QSB.

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

Item 3.                     Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. George Drazenovic. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended December 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SUN CAL ENERGY, INC.

Date: February 20, 2007

By:	/s/ George Drazenovic
George Drazenovic, Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)