Form 10QSB
period 2007-03-31
Sun Cal Energy , Inc.
filed 2007-05-18
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

79,075,000 shares of common stock issued and outstanding as of May 17, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

These financial statements have been prepared by Sun Cal Energy, Inc.without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2007, and our results of operations, stockholders’ deficit, and our cash flows for the nine month period ended March 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Form 10-KSB.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
BALANCE SHEET

March 31,
2007
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$267,817

Property and equipment
Petroleum and natural gas properties	650,000

Intangible assets	4,583

Total assets	$922,400

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$13,249
Due to shareholder	9,200
22,449

Stockholders’ Equity
Common stock:
Authorized: 750,000,000 with $0.0001 par value
Issued and fully paid: 78,175,000	7,818
Additional paid-in capital	1,140,182
Deficit – Accumulated during the exploratory stage	(248,049)
899,951

Total Liabilities and Stockholders’ Equity	$922,400

See accompanying notes.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
STATEMENTS OF OPERATION

					From
					June 2, 2006
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	March 31,		March 31,		through
	2007	2006	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Mining exploration expenses	37,568	-	37,568	-	37,568
General and administrative
expenses	122,341	-	210,481	-	210,481
	159,909	-	248,049	-	248,049

Net loss	$(159,909)	-	$(248,049)	-	$(248,049)

Net loss per share – Basic and diluted	$(0.01)	$-	$(0.00)	$-

Weighted average common
equivalent
shares outstanding – Basic and
diluted	30,111,526	n/a	73,756,502	n/a

See accompanying notes.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

			From
			June 2, 2006
	For the Nine Months Ended		(Date of Inception)
	March 31,		through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss from continuing operations	$(248,049)	$-	$(248,049)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	417	-	417
Changes in:
Accounts payable	13,249	-	13,249
Net cash used in operating activities	(234,383)	-	(234,383)

Cash flows from investing activities:
Acquisition of oil and gas leases	(650,000)	-	(650,000)
Website design costs	(5,000)	-	(5,000)
Net cash used in investing activities	(655,000)	-	(655,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,148,000	-	1,148,000
Loans received from related parties	9,200	-	9,200
Net cash provided by financing activities	1,157,200	-	1,157,200

Net cash provided (used) in continuing
operations	267,817	-	267,817

Cash and cash equivalents, beginning of year	-	-	-

Cash and cash equivalents, end of year	$267,817	$-	$267,817

Supplemental disclosures of cash flow
information:

Interest paid	$-	-	-
Income taxes paid	$-	-	-

Supplemental disclosures of non-cash investing and financing activities:

During the nine-months ended March 31, 2007, the Company issued 2,800,000 shares of its common stock in connection with the purchase of its oil and gas properties (See Note 3)

See accompanying notes.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sun Cal Energy, Inc. (the “Company”), was incorporated in the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, the Company changed its name to Sun Cal Energy, Inc. The Company is currently in the exploratory stage as defined in FASB Statement 7 with its principal activity being the exploration of mining properties for future commercial development and production.

Effective March 12, 2007, the Company acquired all of the outstanding shares of Sun Cal Energy Corporation (“SCEC”) in exchange for issuing 26,925,000 of its common stock. SCEC was incorporated in the state of Nevada on June 2, 2006, For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby SCEC’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree's historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company has not recognized any compensation expense under SFAS No. 123R as no options have been issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and notes payable, Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and depletion expenses for mining assets are determined using the unit-of-production method as the proven reserves are produced. Other property and equipment are being depreciated and amortizated using the straight-line method with useful lives used in computing depreciation of 3 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2007, the Company did not deem any of its long-term assets to be impaired.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Revenue Recognition

The Company has not generated any revenue from its oil and gas operations.

Cost of oil and gas properties

Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous well operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or a property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property. The Company has recorded the value of its oil and gas properties at the amount cash actual paid ($650,000) with no value assigned to the shares of stock issued (2,800,000 shares of common stock) due to the stock’s lack of marketability at the time of issuance. The Company has not yet commenced the development of its properties as of March 31, 2007.

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2007, the Company had net capitalized costs of $5,000 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the three months and nine months ended March 31, 2007 and 2006 amounted to $417 and $0, respectively. A schedule of amortization expense for the three years ending March 31 2010 is a follows:

March, 31, 2008	$1.668
March 31, 2009	1.668
March 31, 2010	1,247
$4,583

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2007 were 1,125,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3 – OIL AND GAS PROPERTIES

On October 18, 2006, the Company entered into an agreement to purchase 1.5% of an overriding royalty in the City of Hobart lease located in Oklahoma for $525,000 and 1,500,000 shares of its common stock. Under the terms of the agreement, $375,000 was paid and 1,500,000 shares of the Company common stock were issued in

October 2006, and the remaining $150,000 was paid in January 2007. The Seller has agreed to drill a second well on the leased property in consideration for an additional 1,000,000 shares of the Company’s common stock. As of March 31, 2007, the Company has not entered into the agreement to drill the second well.

On October 4, 2006, the Company entered into an agreement to purchase a 45% undivided interest in 45 separate leases known as the Lorken in addition to any leases taken in the prospect area. The Lorken leases are located in California. The Company purchased its interest for $125,000 and 1,300,000 shares of common stock. The $125,000 was paid and 1,300,000 shares were issued in October 2006. Under the terms of the purchase, the Company will receive 75% of the net revenue produced by wells located on the leased properties. In addition, the Company is responsible for its allocated share of all costs associated with the leased properties including, but not limited to land, title, lease bonuses, and drilling

The properties acquired by the Company are in the exploratory stage. In valuing the properties acquired in the merger, we assigned no value to the shares issued do to the status of the properties acquired and the lack of marketability of the shares issued.

NOTE 4 – LOAN PAYABLE

The Company borrowed $9,200 from its officer. The loan is non-interest bearing, unsecured, and due on demand.

NOTE 5 – EQUITY

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock. Each shareholder of common is entitled to one vote..

During the nine-months ended March 31 2007, the Company issued 23,000,000 shares of its common stock to its founder and president for $23,000, issued 1,125,000 shares pursuant to its private offering in consideration for $1,125,000, and issued 2,800,000 shares of its common stock as part consideration in the acquisition of its oil and gas leases (See Note 3).

Warrants

Through its private offering, the Company issued non-transferable warrants to purchase 1,125,000 shares of its common stock at a price of $1.50 per share. The warrants expire two years after issuance.

NOTE 6 – SUBSEQUENT EVENTS

On May 10, 2007, the Company issued 900,000 units of its securities (the “Units”) at a price of $1.00 per Unit for aggregate proceeds of $900,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until May 1, 2010.

Item 2.                Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Sun Cal” mean Sun Cal Energy, Inc. and our wholly-owned subsidiaries, Sun Cal Energy Corp., a Nevada corporation and Sun Cal Energy Canada Corp., a British Columbia corporation.

Overview

We were incorporated under the laws of the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, we changed our name to Sun Cal Energy, Inc. through a merger with our wholly owned subsidiary, which was incorporated solely for the purpose of the merger.

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

On November 6, 2006, we completed a merger with our subsidiary, Sun Cal Energy, Inc. As a result, we changed our name from "Host Ventures Inc." to "Sun Cal Energy, Inc." We changed the name of our company to better reflect the possible new direction and business of our company. In addition, effective November 6, 2006 we effected a ten (10) for one (1)forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

During our last quarter, we abandoned our mineral property, the Scaddign West Claim. Because of limited disturbance during our exploration of the property, we were able to abandon the property with minimal reclamation obligations.

On January 31, 2007, we entered into a share exchange agreement with all of our shareholders of Sun Cal Energy Corp., a privately-owned Nevada company, whereby we agreed to acquire all the issued and outstanding common stock of Sun Cal Energy Corp. Under this share exchange agreement, we agreed to issue one share of our common stock for each issued and outstanding share of common stock of Sun Cal Energy Corp. As at January 31, 2007, there were 26,925,000 shares of common stock of Sun Cal Energy Corp. issued and outstanding.

On March 12, 2007 we completed the transaction contemplated under the share exchange agreement between our company and the shareholders of Sun Cal Energy Corp. whereby we acquired all the issued and outstanding common stock of Sun Cal Energy Corp. our wholly owned subsidiary.

Sun Cal Energy Corp. was a privately-owned Nevada corporation engaged in oil and gas exploration. Since we acquired all of the issued and outstanding common stock of Sun Cal Energy Corp., we have also indirectly acquired 100% of the issued and outstanding common stock of Sun Cal Energy Canada Corp., a wholly owned subsidiary of Sun Cal Energy Corp. Sun Cal Energy Canada Corp. recently entered into an agreement with TriMar Energy Partners, Inc. to acquire an overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

Our company had 51,250,000 common shares issued and outstanding as of March 12, 2007 immediately prior to the issuance of 26,925,000 shares in connection with the closing of the share exchange agreement. After the completion of the share exchange agreement, the number of our issued and outstanding share of common stock became 78,175,000; the former shareholders of Sun Cal Energy Corp. received 26,925,000 shares of our company’s common stock, representing approximately 34.44% of the issued and outstanding shares of our company after closing of the share exchange agreement. Our President, CEO, CFO and director, George Drazenovic, owned 23,000,000 shares of the common stock of Sun Cal Energy Corp.

In connection with the acquisition of our subsidiaries, we have changed our business plan to focus on the acquisition and exploration of oil and gas properties.

Our Current Business

With the acquisition of Sun Cal Energy Corp. and Sun Cal Energy Canada Corp., we have changed the focus of our business from mineral exploration to oil and gas exploration.

Sun Cal Energy Canada Corp. recently entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire an overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

The Hobart Lease is an oil and gas lease obtained by TriMar Energy Partners, Inc., as the lessee, from the City of Hobart, as the lessor, dated April 1, 2004, and as recorded on Book 983, official records, Washita County, Oklahoma, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma.

The Lokern Leases are a collection of 34 oil and gas exploration leases entered into by Western Energy Capital, LLC. with various private parties between November 2005 to May 2006. The location of these leases are located in Kern County, California.

Since we are an exploration stage company, there is no assurance that commercially viable resources or reserves exist on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we have not discovered an economically viable resource or reserve on any of our properties, and there is no assurance that we will discover one.

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

We have no revenues and have experienced losses since inception. Our plan of operations for the next twelve months involves the exploration of oil and gas properties under the two agreements held by Sun Cal Energy Canada Corp. As provided under the agreement with Western Energy Capital, LLC on the Lokern Leases, we will be a joint working interest owner together with Western Energy Capital, LLC for the Lokern Leases, and will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs. In addition to the exploration activities on the oil and gas properties under the two agreements held by Sun Cal Energy Canada Corp., we will continue to seek opportunities to acquire other oil and gas properties of merit.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We anticipate that we will expend approximately $360,000 in the next 12 months for our operating expenses. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our oil and gas properties in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.

We will also need more funds if the costs of the exploration of our oil and gas properties are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.

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

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our properties and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our properties. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations

Results of Operations

We have not earned any revenues from our incorporation on July 20, 2004 to March 31, 2007. We incurred operating expenses in the amount of $248,049 for the period from our inception on July 20, 2004 to March 31, 2007.

These operating expenses were comprised of mining and exploration expenses of $37,568 and general and administrative expenses of $210,481.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $245,368. At March 31, 2007, our total current assets were $267,817 which consisted of cash and cash equivalents.

At March 31, 2007, our total current liabilities were $22,449. Operating expenses for the three months ended March 31, 2007 were $159,909 compared to $Nil as at March 31, 2006, an increase of $159,909. The principal components for the increase of our operating expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were increases in mining exploration expenses and general and administrative expenses.

Operating expenses for the nine months ended March 31, 2007 were $248,049 compared to $Nil as at March 31, 2006, an increase of $248,049. We posted losses of $248,049 compared to $Nil for the nine months ended March 31, 2006. The principal components of the loss for the nine months ended March 31, 2007 were our mining exploration expenses and general administrative expenses incurred.

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

Risks Related To Our Business

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to world-wide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring interests in oil and gas properties.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Risks Associated With Our Company

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our oil and gas properties are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of oil and gas reserves on our properties or selling the rights to exploit those oil and gas reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our oil and gas properties in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

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

Risks Associated With Our Common Stock

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standard risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3.                Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2007, we issued 26,925,000 shares of our common stock to the shareholders of Sun Cal Energy Corp. in exchange for all of the issued and outstanding common shares of Sun Cal Energy Corp.

The 26,925,000 shares of our common stock issued to the former shareholders of Sun Cal Energy Corp were issued pursuant to exemptions from registration as set out under Rule 903, category 3, of Regulation S to two non-U.S. persons in offshore transactions and pursuant to exemptions from registration as set out under Rule 506 of Regulation D or under Section 4(2) of the Securities Act of 1933, as amended, to nine accredited investors. No advertising or general solicitation was employed in offering the securities.

Item 3.                Default upon Senior Securities.

None.

Item 4.                Submission of Matters to a Vote of Security Holders.

None.

Item 5.                Other Information.

None.

Item 6.                Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit
No.	Description of Exhibit

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed July 11, 2005)

3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed July 11, 2005)

3.3	Articles of Merger, as filed with the Nevada Secretary of State (incorporated by reference from our current report Form 8-K filed November 7, 2006)

3.4	Certificate of Change to increase authorized and issued and outstanding share capital (incorporated by reference from our current report on Form 8-K filed November 7, 2006)

(10)	Material Contracts

10.1

Share Exchange Agreement between the shareholders of Sun Cal Energy Corp., Sun Cal Energy Corp., Sun Cal Energy Canada Corp. and Sun Cal Energy, Inc. dated January 31, 2007 (incorporated by reference from our current report on Form 8-K filed March 22, 2007)

10.2

Letter Agreement dated October 18, 2006 between TriMar Energy Partners, Inc. and Sun Cal Energy Canada Corp. acquiring an overriding royalty interest (incorporated by reference from our current report on Form 8-K filed March 22, 2007)

10.3

Letter Agreement dated October 4, 2006 between Western Energy Capital, LLC and Sun Cal Energy Canada Corp. acquiring an interest in oil and gas lease (incorporated by reference from our current report on Form 8-K filed March 22, 2007)

(21)	Subsidiaries of the small business issuer

21.1	Sun Cal Energy Corp., a Nevada corporation

Sun Cal Energy Canada Corp., a British Columbia corporation

Exhibit
No.	Description of Exhibit

(31)	Section 302 Certification

31.1	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN CAL ENERGY, INC.

By:	/s/ Lewis Dillman
Lewis Dillman
Chief Executive Officer
(Principal Executive Officer)
Date: May 17, 2007

By:	/s/ George Drazenovic
George Drazenovic
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial
Officer and Principal Accounting Officer)
Date: May 17, 2007