Form 10KSB
period 2007-06-30
Sun Cal Energy , Inc.
filed 2007-10-15
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [          ] to [            ]

Commission file number 000-52300

SUN CAL ENERGY, INC.
(Name of small business issuer in its charter)

Nevada	81-0659377
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 700, 205 - 5th Avenue, SW
Calgary, AB Canada	T2P 2V7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 403-538-4772

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

37,505,000 common shares @ $1.12 (1) = $42,005,600

(1)Average of bid and ask closing prices on October 5, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 80,730,000 shares of common stock as at October 5, 2007

PART I

ITEM 1: DESCRIPTION OF BUSINESS

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Sun Cal” means Sun Cal Energy, Inc. and our wholly-owned subsidiaries, Sun Cal Energy Corp., a Nevada corporation and Sun Cal Energy Canada Corp., a British Columbia corporation.

Overview

We were incorporated under the laws of the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, we changed our name to Sun Cal Energy, Inc. through a merger with our wholly owned subsidiary, which was incorporated solely for the purpose of the merger.

We have been in the business of mineral exploration. We are an “exploration stage company”, which means we are engaged in the search for mineral deposits which are not in either the development or production stage. We have not generated any revenues from our operations and have achieved losses since our inception. We currently rely upon the sale of our securities to fund operations. In connection with the acquisition of our subsidiaries, we have changed our business plan to focus on the acquisition and exploration of oil and gas properties.

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

On November 6, 2006, we completed a merger with our subsidiary, Sun Cal Energy, Inc. As a result, we changed our name from "Host Ventures Inc." to "Sun Cal Energy, Inc." We changed the name of our company to better reflect the possible new direction and business of our company. In addition, effective November 6, 2006 we effected a 10 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001.

During our quarter ended December 31, 2007, we abandoned our mineral property, the Scaddign West Claim. Because of limited disturbance during our exploration of the property, we were able to abandon the property with minimal reclamation obligations.

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

On March 12, 2007 we completed the transaction contemplated under the share exchange agreement between our company and the shareholders of Sun Cal Energy Corp. whereby we acquired all the issued and outstanding common stock of Sun Cal Energy Corp., which then became our wholly owned subsidiary.

Sun Cal Energy Corp. was a privately-owned Nevada corporation engaged in oil and gas exploration. Since we acquired all of the issued and outstanding common stock of Sun Cal Energy Corp., we have also indirectly acquired 100% of the issued and outstanding common stock of Sun Cal Energy Canada Corp., a wholly owned subsidiary of Sun Cal Energy Corp. Sun Cal Energy Canada Corp. was incorporated in the Province of British Columbia on June 5, 2006. In October 2006, Sun Cal Energy Corp. entered into an agreement with TriMar Energy Partners, Inc. to acquire an one and one half percent (1.5%) of 8/8ths overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

Our company had 51,250,000 common shares issued and outstanding as of March 12, 2007 immediately prior to the issuance of 26,925,000 shares in connection with the closing of the share exchange agreement. After the completion of the share exchange agreement, the number of our issued and outstanding share of common stock became 78,175,000; the former shareholders of Sun Cal Energy Corp. received 26,925,000 shares of our company’s common stock, representing approximately 34.44% of the issued and outstanding shares of our company after closing of the share exchange agreement. Our President, CEO, CFO and director, George Drazenovic, currently owns 42,800,000 shares of the common stock of our company.

Our Current Business

We are in the business of oil and gas exploration.

In October 2006, Sun Cal Energy Corp. entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire an one and one half percent (1.5%) of 8/8ths overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

The Hobart Lease

The Hobart Lease is an oil and gas lease obtained by TriMar Energy Partners, Inc., as the lessee, from the City of Hobart, as the lessor, dated April 1, 2004, and as recorded on Book 983, official records, Washita County, Oklahoma, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma. We paid a total of $525,000 and 1,500,000 shares of common stock to TriMar Energy Partners, Inc. and its designates to earn the one and one half percent (1.5%) of 8/8ths overriding royalty interest in the Hobart Lease. We are currently working with TriMar Energy Partners, Inc. on finalizing the assignment of the overriding royalty interest to our company. Under the agreement, we were also obligated to issue to TriMar Energy Partners, Inc. or its designates an additional 1,000,000 shares of our common stock upon the written proposal of a second well to be drilled on the Hobart Lease. Since such a written proposal has been submitted, we have issued the additional 1,000,000 shares of our common stock to the designates of TriMar Energy Partners, Inc.

On April 27, 2007, the operator on the Hobart Lease, Marathon Oil, spudded and began drilling a deep development gas well on our Hobart Lease interest in Washita county, Oklahoma. The well, the Sturgeon.1-11, was set to test through the Springer formation and was targeting multiple pay zones. Up to April 27, 2007, the Sturgeon 1-11 had successfully reached a depth of 17,400 feet with a total authorized depth of 20,000 feet. By May 30, 2007, well data collection and evaluation were completed on the Sturgeon 1-11 well, which was deemed commercially viable. The well reached a final depth of 19,990 feet on May 15, 2007 after slightly more than 3 months of drilling. To help evaluate the amount of pay encountered in the well, an open hole logging suite consisting of density, neutron, HRI induction, sonic, and gamma tools was run to a depth of 19,980 feet. The operator on the Hobart Lease, Marathon Oil, then ran production casing to a depth of 19,978 feet. The drilling rig was then moved off location and it is expected that completion operations will commence soon.

On July 11, 2007, a second permit was filed and drilling and testing of a second deep development well on our Hobart Prospect in Washita, County, Oklahoma was scheduled to begin shortly. The proposed well, Cunningham 1-2, builds on the successful drilling of the Sturgeon 1-11 well also located in the Hobart Prospect. On September 6, 2007, the second deep development gas well, Cunningham 1-2, was spudded and drilling activities begun. The target depth was the Springer Morrow, which has proved to be productive in Oklahoma and Texas. No value has been assigned, pending definitive testing.

On August 28, 2007, Range Production company filed for a third well to be drilled on our Hobart Prospect in Oklahoma. This development follows the recent application for a permit to drill and test a second deep development well, Cunningham 1-2, on its Hobart Prospect in Oklahoma. The proposed well also builds on the successful drilling of the Sturgeon 1-11 well, also located in the Hobart Prospect. Filed before the Corporation Commission of the State of Oklahoma, Range Production Company is seeking to establish a 640-acre drilling and spacing unit for a third scheduled well to be drilled in the Hobart Prospect.

The Lokern Leases

The Lokern Leases are a collection of 34 oil and gas exploration leases entered into by Western Energy Capital, LLC. with various private parties between November 2005 to May 2006. The location of these leases are located in Kern County, California. We paid an aggregate of $125,000 and 1,300,000 shares of our common stock to Western Energy Capital, LLC and its designates to acquire an undivided 45% of all rights, title and interests in the Lokern Leases. Pursuant to this agreement, Western Energy Capital, LLC agrees that all leases made part of the agreement will be executed and assigned to our company in a timely manner and Western Energy Capital, LLC will issue our company a standard joint operating agreement. All leases and assignments taken by Western Energy Capital, LLC for our company shall call for Western Energy Capital, LLC to deliver a 75% Net Revenue Interest to our company.

On June 15, 2007, we acquired additional 2-D seismic data relating our Lokern Leases in California. Acquisition of the data will allow for additional geophysical correlation and interpretation of our Lokern Leases and allow our company to firm up well locations for drilling in 2007. The additional seismic data will also provide insight into the reserve estimates of the prospect. Regional 2-D seismic data is a key tool for oil and gas exploration due to its affordability and wide area of coverage compared to 3-D data. The acquisition of this data set is in line with our exploration program and initiatives, and will allow greater marketability of our prospect to large exploration and production companies.

Sun Cal Energy has the exclusive oil and gas rights for the Lokern Prospect which comprises approximately 400 acres of prime land in the oil and gas rich Kern County region, the most prolific area in the San Joaquin Valley in Southern California. Our company owns a 45% Working Interest and a 75% Net Revenue Interest in the prospect, which we believe is surrounded by oil fields that produce greater than 500,000 barrels of oil/day.

The Britlind Prospect Leases

On April 19, 2007, we entered into an agreement with Western Energy Capital, LLC (“Western”) to acquire a partial interest in the “Britlind” Prospect and leases situated in the prolific Breton Sound area, offshore Louisiana. Western has originally entered into an agreement with BTE Energy, LLC (“BTE”) whereby Western acquired a contractual interest in the Britlind Prospect from BTE, including all rights and privileges to approximately 9,440 acres of State of Louisiana leases, ownership interest in approximately 25 square miles of 3D seismic data, and interests in certain hardware and software in conjunction with the interpretation and display of the 3D seismic data. In April and May of 2007, we paid an aggregate of $640,000 to Western Energy Capital, LLC pursuant to the agreement for a 5% working interest in the Britlind Prospect lease interests, seismic data, hardware and software and ongoing rights to an area of mutual interest. We are also obligated to issue 400,000 shares of our common stock to Western Energy Capital, LLC or its designates. Our board of directors has authorized the issuance of the 400,000 shares of our common stock to Western Energy Capital, LLC at the time of this annual report. It was also acknowledge that the Britlind Prospect leases were originally acquired under the name of McGuinty Durham and Associates and assignment of leasehold out of McGuinty Durham and Associates will be made in due course. At such time Western Energy Captial will take appropriate actions to assign the interest to our company. Also pursuant to this agreement, we agreed to pay our proportionate share of all expenses, including geological, rentals and additional leases, etc. from May 11, 2007 and on.

Overriding Royalty Interest in Ceturion Property

On October 1, 2007, we acquired a 5% Overriding Royalty Interest in the Centurion Property from King Royalty Corporation pursuant to an offering of royalty interests by King Royalty Corporation. The Centurion Property combines more than 17,000 acres of producing oil and gas assets across Texas, Oklahoma, Alabama, Louisiana and Mississippi. There are 153 producing wells on the asset with more than 50 additional proven/undeveloped drilling sites. Current production is comprised of 90% natural gas and 10% oil. Well operators include companies such as Exxon, Kerr-KcGee, Hunt Oil, Quicksilver and Vintex. As an interest holder we are entitled to share in revenues generated from oil and/or gas production from wells located on the Centurion Property. Approximately 90 days after the operators of the wells on the properties sell oil and gas production to local purchasers, we are entitle to receive payment of revenues generated by those wells attributable to our interest. However, we have no control over when we receive our payment of revenues, as each operator has its own internal policies and procedures regarding the transfer of ownership. As an interest holder we have no responsibility for operating expenses incurred in connection with the operation of wells on the properties. Lastly, we do not have responsibility for liabilities to third parties resulting from operations on the properties, which is the responsibility of the operators of the properties and the owners of working interests.

The Jonah Prospects

On August 15, 2007, we entered into an agreement with Desert Mining, Inc. to acquire a 100% working interest in 6,000 acres of leases in the Jonah Field region of Wyoming. This is the fourth core exploration and development region for our company. Our Jonah Prospects are identified as South Jonah, which consists of 2,477.68 acres and West Jonah, consisting of 3,546.89 acres. We completed our acquisition on September 5, 2007 by paying to Desert Mining, Inc. an aggregate of $821,798.45.

With current well spacing regulations, we believe we can drill up to 37 wells on this acreage. With technology developed in the Jonah and Pinedale fields, current completion techniques estimate gas in place between 1.0 and 3.0 BCF per well. As such, our management believes that South Jonah and West Jonah could provide between 37 BCF and 111 BCF of potential recoverable reserves.

The Jonah Field and the Pinedale Anticline are acknowledged as the premier gas fields in the Rocky Mountains. These fields are located in Wyoming's Greater Green River Basin. According to the Wyoming State Geological Survey, the Greater Green River Basin contains approximately 26 TCF of natural gas which is the largest reserve in the State. The Jonah Field is estimated to contain 7 to 10 TCF of Natural Gas, which currently produces from more than 500 wells.

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

Plan of Operations

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We have no revenues and have experienced losses since inception. Our plan of operations for the next 12 months involves the exploration of oil and gas properties under the two agreements held by Sun Cal Energy Corp. as well as our interests in three other oil and gas exploration properties.

As provided under the agreement with Western Energy Capital, LLC on the Lokern Leases, we will be a joint working interest owner together with Western Energy Capital, LLC for the Lokern Leases, and will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs. In addition to the exploration activities on the oil and gas properties under the two agreements held by Sun Cal Energy Corp., we will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs for other properties in which we hold a working interest such as the Britlind Prospect Leases and the Jonah Prospects. Furthermore, we will continue to seek opportunities to acquire other oil and gas properties of merit.

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

We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $48,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

During the next 12 month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our properties and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our properties. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations

Results of Operations

We have not earned any revenues from our incorporation on July 20, 2004 to June 30, 2007. We incurred operating expenses in the amount of $704,033 for the period from our inception on July 20, 2004 to June 30, 2007.

Government and Industry Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If our company proceeds with the development of our future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As we have not proceeded to the development of our future properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

We have no employees as of the date of this annual report other than our Chief Executive Officer, Lewis Dillman, and our sole director and Chief Financial Officer, George Drazenovic, who provide us with their services through consulting agreements.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

Our wholly-owned subsidiaries are Sun Cal Energy Corp., a Nevada corporation and Sun Cal Energy Canada Corp., a British Columbia corporation.

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

We have no employees other than our Chief Executive Officer, Lewis Dillman, and our sole director and Chief Financial Officer, George Drazenovic.

Our Chief Executive Officer, Lewis Dillman, and our Chief Financial Officer and director, George Drazenovic, will be the only persons responsible for our managerial responsibilities. As such, they will have ultimate authority with respect to our business decisions, our disclosure and our implementation of accounting controls and procedures. If Messrs. Dillman and Drazenovic are unable to properly institution such procedures and comply with reporting obligation requirements, our operations may be adversely impacted.

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

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

Our registered statutory office is located at Empire Stock Transfer Inc., 2470 Saint Rose Pkwy, Suite 304, Henderson, NV 89074.

Our business office is located at, Suite 700, 205 - 5th Avenue, S.W., Calgary, Alberta T2P 2V7 Canada.

In October 2006, Sun Cal Energy Corp. entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire an one and one half percent (1.5%) of 8/8ths overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

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

On April 19, 2007, we entered into an agreement with Western Energy Capital, LLC (“Western”) to acquire a partial interest in the “Britlind” Prospect and leases situated in the prolific Breton Sound area, offshore Louisiana. In April and May of 2007, we paid an aggregate of $640,000 to Western Energy Capital, LLC pursuant to the agreement for a 5% working interest in the Britlind Prospect lease interests, seismic data, hardware and software and ongoing rights to an area of mutual interest.

On October 1, 2007, we acquired a 5% Overriding Royalty Interest in the Centurion Property from King Royalty Corporation pursuant to an offering of royalty interests by King Royalty Corporation. The Centurion Property combines more than 17,000 acres of producing oil and gas assets across Texas, Oklahoma, Alabama, Louisiana and Mississippi. There are 153 producing wells on the asset with more than 50 additional proven/undeveloped drilling sites.

On August 15, 2007, we entered into an agreement with Desert Mining, Inc. to acquire a 100% working interest in 6,000 acres of leases in the Jonah Field region of Wyoming. Our Jonah Prospects are identified as South Jonah, which consists of 2,477.68 acres and West Jonah, consisting of 3,546.89 acres.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders that have not been previously disclosed.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SCEY.OB.

The following table sets forth the average high and the low bid quotations quarterly for our shares of common stock during the last fiscal year ended June 30, 2007. The closing bid on October 5, 2007 is also shown. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low	Close
2007
4th Quarter April 1, 2007 – June 30, 2007	$2.60	$2.40	$2.51
3rd Quarter January 1, 2007 – June 30, 2007	$1.69	$1.60	$1.64
2nd Quarter October 1, 2006 – December 31, 2007	$0.20	$0.20	$0.20
1st Quarter July 1, 2006 – September 30, 2006	$0.00	$0.00	$0.00

On October 5, 2007, the closing bid price for the common stock was $1.12.

There are approximately 41 holders of record of our common stock as at October 5, 2007.

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

Recent Sales of Unregistered Securities

On April 16, 2007, we closed a private placement consisting of 200,000 units of our securities (the “Units”) at a price of US $1.00 per Unit for aggregate proceeds of $200,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until April 16, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 1, 2007, we closed a private placement consisting of 700,000 units of our securities (the “Units”) at a price of US $1.00 per Unit for aggregate proceeds of $200,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until April 16, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 14, 2007, we closed a private placement consisting of 150,000 units of our securities (the “Units”) at a price of US $2.00 per Unit for aggregate proceeds of $300,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $2.50 per Warrant Share until May 1, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 29, 2007, we closed a private placement consisting of 80,000 units of our securities (the “Units”) at a price of US $2.50 per Unit for aggregate proceeds of $200,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $3.00 per Warrant Share until June 29, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

For the period from July 1, 2007 through October 1, 2007, we received subscription proceeds for $1,850,000 for units of our securities from a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933).

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this annual report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We have no revenues and have experienced losses since inception. Our plan of operations for the next 12 months involves the exploration of oil and gas properties under the two agreements held by Sun Cal Energy Canada Corp. As provided under the agreement with Western Energy Capital, LLC on the Lokern Leases, we will be a joint working interest owner together with Western Energy Capital, LLC for the Lokern Leases, and will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs. In addition to the exploration activities on the oil and gas properties under the two agreements held by Sun Cal Energy Canada Corp., we will continue to seek opportunities to acquire other oil and gas properties of merit.

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

We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $48,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

During the next 12 month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our properties and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our properties. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations

Results of Operations

We have not earned any revenues from our incorporation on July 20, 2004 to June 30, 2007. We incurred operating expenses in the amount of $704,033 for the period from our inception on July 20, 2004 to June 30, 2007.

These operating expenses were comprised of abandoned mining and exploration expenses of $12,500 and general and administrative expenses of $690,952.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Liquidity and Capital Resources

At June 30, 2007, we had working capital of $563,381. At June 30, 2007, our total current assets were $595,297 which consisted of cash, cash held in trust and prepaid expenses.

At June 30, 2007, our total current liabilities were $31,916. Operating expenses for the three months ended June 30, 2007 were $654,480 compared to $30,967 as at June 30, 2006, an increase of $623,513 because we began focusing on acquisition of oil and gas exploration properties in the fiscal year ended June 30, 2007. The principal components for the increase of our operating expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 were increases in general and administrative expenses relating to the acquisition of various interests in oil and gas exploration properties.

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

Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this annual report on Form 10-KSB.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Cal Energy, Inc.

We have audited the accompanying consolidated balance sheet of Sun Cal Energy, Inc. (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from July 20, 2004 (inception) to June 30, 2006 in the statements of operations, cash flows and stockholders equity, which were audited by other auditors whose reports dated August 24, 2006, expressed modified opinions as to the uncertainty of the Company's ability to continue as a going concern, have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from July 20, 2004 (inception) to June 30, 2006, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Cal Energy, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONATHON P. REUBEN, CPA
AN ACCOUNTANCY CORPORATION

Torrance, California
October 1, 2007

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303) 306-1967
Fax (303) 306-1944

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
August 24, 2006	RONALD R. CHADWICK, P.C.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2007

ASSETS

Current assets
Cash	$12,039	$86,471
Cash held in trust	-	504,276
Prepaid expenses	-	4,550
	12,039	595,297

Property and equipment
Computer equipment	739	-
Petroleum and natural gas properties	-	5,557,673

Intangible assets	-	11,913

Total assets	$12,778	$6,164,883

Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued expenses	$-	$31,916

Stockholders' Equity
Common stock:
Authorized: 750,000,000 with $0.001 par value
Issued and fully paid: and 51,250,000 as of June 30, 2006
80,730,000 as of June 30, 2007	51,250	80,730
Additional paid-in capital	10,500	6,756,270
Deficit accumulated during the exploratory stage	(48,972)	(704,033)
	12,778	6,132,967

Total liabilities and stockholders' equity	$12,778	$6,164,883

See accompanying notes

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION

				From
				July 20,
				2004
				through
	June 30,			June 30,
	2005	2006	2007	2007

Net revenue	$-	$-	$-	$-

Operating expenses
Abandoned exploration costs	7,500	5,000	5,500	12,500
General and administrative expenses	10,505	25,967	648,980	690,952
	18,005	30,967	654,480	703,452
Net loss from operations	(18,005)	(30,967)	(654,480)	(703,452)

Other expense
loss on disposition of asset	-	-	(581)	(581)

Net loss	$(18,005)	$(30,967)	$(655,061)	$(704,033)

Net loss per share - Basic and diluted	$-	$-	$(0.01)

Weighted average common equivalent
shares outstanding - Basic and diluted	27,459,090	51,250,000	75,574,986

See accompanying notes

Sun Cal Energy, Inc.
(Formerly Host Ventures Inc.)
(An Exploratory Stage Company)
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						Accumulated
					Additional	During the
		Price per	Common stock		Paid-in	Exploratory
	Date	share	Shares	Amount	Capital	Stage	Total

Balance, July 20, 2004			-	$-	$-	$-	$-

Shares issued to founders	12/15/04	$ 0.001	20,000,000	20,000	(18,000)		2,000
Shares issued for cash	2/28/05	$ 0.001	28,250,000	28,250	-		28,250
Shares issued for cash	3/31/05	$ 0.005	3,000,000	3,000	12,000	-	15,000
Contributed services and rent	Various		-	-	7,500	-	7,500
Net loss			-	-	-	(18,005)	(18,005)
Balance, June 30, 2005			51,250,000	51,250	1,500	(18,005)	34,745

Contributed services and rent	Various		-	-	9,000	-	9,000
Net loss			-	-	-	(30,967)	(30,967)
Balance, June 30, 2006			51,250,000	51,250	10,500	(48,972)	12,778

Shares issued for cash	8/3/06	$ 0.001	23,000,000	23,000	-	-	23,000
Contributed services and rent	9/30/06				2,250		2,250
Shares issued for cash	10/1/06	$ 1.000	375,000	375	374,625		375,000
Shares issued for cash	10/17/06	$ 1.000	250,000	250	249,750		250,000
Shares issued as partial consideration in acquisition	10/21/06		2,800,000	2,800	2,797,200		2,800,000
of oil and gas leases
Shares issued for cash	12/1/06	$ 1.000	500,000	500	499,500		500,000
Shares issued as partial consideration in acquisition
of oil and gas leases	1/1/07		1,000,000	1,000	999,000		1,000,000
Shares issued for cash	4/1/07	$ 1.000	200,000	200	199,800		200,000
Shares issued as partial consideration in acquisition
of oil and gas leases	4/19/07	$ 1.000	400,000	400	399,600		400,000
Shares issued for cash	5/1/07	$ 1.000	700,000	700	699,300		700,000
Shares issued for services	5/1/07	$ 1.000	25,000	25	24,975		25,000
Shares issued for cash	6/1/07	$ 3.000	80,000	80	199,920		200,000
Shares issued for cash	6/14/07	$ 2.000	150,000	150	299,850		300,000
Net loss						(655,061)	(655,061)
Balance, June 30, 2007			80,730,000	$80,730	$6,756,270	$(704,033)	$6,132,967

See accompanying notes

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

				From
				July 20,
				2004
				through
	June 30,			June 30,
	2005	2006	2007	2007

Cash flows from operating activities:
Net loss from continuing operations	$(18,005)	$(30,967)	$(655,061)	$(929,033)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on disposition of asset			581	581
Non cash consulting services	-	-	25,000	25,000
Contributed rent and services	7,500	9,000	2,250	18,750

Depreciation	-	211	158	369
Amortization	-	-	1,436	1,436
Changes in assets:
(Increase) in prepaid expenses	-	-	(4,550)	(4,550)
Changes in liabilities:
(Increase) in Accounts payable	-	-	31,916	31,916
Net cash used in operating activities	(10,505)	(21,756)	(598,270)	(630,531)

Cash flows from investing activities:
Acquisition of oil and gas properties	-	-	(1,357,673)	(1,357,673)
Acquisition of computer equipment	-	(950)	-	(950)
Website design costs	-	-	(13,349)	(13,349)
Net cash used in investing activities	-	(950)	(1,371,022)	(1,371,972)

Cash flows from financing activities:
Proceeds from issuance of common stock	45,250	-	2,548,000	2,593,250
Loans received from related party	-	-	32,200	32,200
Loans repaid to related party			(32,200)	(32,200)
Net cash provided by financing activities	45,250	-	2,548,000	2,593,250

Net cash provided (used) in continuing operations	34,745	(22,706)	578,708	590,747

Cash and cash equivalents, beginning of year	-	34,745	12,039	-

Cash and cash equivalents, end of year	$34,745	$12,039	590,747	$590,747

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
During the year ended June 30, 2007, the Company issued 3,800,000 shares of its common stock in connection with the purchase of its oil and gas properties. These shares were valued at $1 per share.

See accompanying notes

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sun Cal Energy, Inc. (the “Company”), was incorporated in the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, the Company changed its name to Sun Cal Energy, Inc. The Company is in the exploration stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting by Development Stage Enterprises ,” with its principal activity being the exploration and development of oil and gas properties.

Effective March 12, 2007, the Company acquired all of the outstanding shares of Sun Cal Energy Corporation (“SCEC”) in exchange for issuing 26,925,000 of its common stock. SCEC was incorporated in the state of Nevada on June 2, 2006. As of the date of the acquisition, both companies were under common control, and therefore for financial reporting purposes, the acquisition is treated as if it occurred on July 1, 2006. Assets acquired from SCEC were recorded at their historical cost bases on July 1, 2006 and the financial statements included herein combine the activities of both companies since July 1, 2006. SCEC is the sole shareholder of Sun Cal Energy Canada Corp. By virtue of the share exchange agreement, the Company also acquired all of the outstanding shares of the Canadian corporation.

Basis of Presentation

The accompanying financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries, Sun Cal Energy Corporation and Sun Cal Energy Canada Corp., and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the year ended June 30, 2007 of $654,480 and has an accumulated deficit since its inception of $704,033. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Stock Split

Effective November 6, 2006, the Company authorized a 10-for-1 stock split. All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect the indicated stock split.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying financial statements include the accounts and transactions of Sun Cal Energy, Inc. and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During 2006, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during the year.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2007, the Company did not deem any of its long-term assets to be impaired.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. Currently, the Company maintains its cash in bank accounts which are not insured.

Revenue Recognition

The Company has not generated any revenue from its oil and gas operations.

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves. The Company has not yet commenced the development of its properties as of June 30, 2007.

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2007, the Company had net capitalized costs of $11,913 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the years ended June 30, 2005, 2006 and 2007 were $0, $0, and $1,436, respectively.

Website cost and accumulated depreciation as of June 30, 2007 is as follows:

Capitalized website costs	$13,349
Less accumulated amortization	(1,436)
$11,913

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

A schedule of amortization expense for the three years ending June 30, 2010 is a follows:

June 30, 2008	$4,450
March 31, 2009	4,450
March 31, 2010	3,013
$11,913

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that the asset will not be realized through future operations.

The Company has total net operating tax loss carry forwards at June 30, 2007 of approximately $704,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $300,000 on which a valuation allowance equalling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through June 30, 2027 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of June 30, 2007 were 2,225,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 27,459,090, 51,250,000 and 76,496,137 for the years ended June 30, 2005, 2006, and 2007, respectively.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Reclassification

Certain reclassifications have been made to the 2005 and 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 3. CASH HELD IN TRUST

As discussed further in Note 6, the Company has raised funds through various private offerings. These funds are intitially being deposited into a trust account held by the Company’s lawyers prior to being transferred to the Company. The balance held in trust as of June 30, 2007 amounted to $504,276.

NOTE 4. ACQUISITION OF SUN CAL ENERGY CORPORATION

On March 12, 2007, the Company completed its acquisition of Sun Cal Energy Corporation (“SCEC”). Under the terms of the acquisition, the Company issued 26,925,000 shares is its common stock in exchange for receiving 26,925,000 shares of SCEC, which constituted 100% of SCEC’s issued and outstanding shares at the acquisition date. SCEC was incorporated in the State of Nevada on June 2, 2006. The purpose of the merger was for the Company to acquire the oil and gas properties of SCEC. At the time of the acquisition, both entities were held under common control and pursuant to SFAS No. 141, the Company recorded the assets and liabilities of SCEC at their historical cost bases as if the Company acquired SCEC on July 1, 2006 and includes in the consolidated financial statements the combined activities of both companies since July 1, 2006.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OIL AND GAS PROPERTIES

On October 18, 2006, the Company entered into an agreement to purchase 1.5% of an overriding royalty in the City of Hobart lease located in Oklahoma for $525,000 and 1,500,000 shares of its common stock. Under the terms of the agreement, $375,000 was paid and 1,500,000 shares of the Company’s common stock were issued in October 2006, and the remaining $150,000 was paid in January 2007. The Seller has agreed to drill a second well on the leased property in consideration for an additional 1,000,000 shares of the Company’s common stock. The Company valued the 1,500,000 shares at $1.00 per share based upon the share price being offered in its private offerings.

On October 4, 2006, the Company entered into an agreement to purchase a 45% undivided interest in 45 separate leases known as the Lokern leases in addition to any leases taken in the prospect area. The Lokern leases are located in California. The Company purchased its interest for $125,000 and 1,300,000 shares of common stock. The $125,000 was paid and 1,300,000 shares were issued in October 2006. Under the terms of the purchase, the Company will receive 75% of the net revenue produced by wells located on the leased properties. In addition, the Company is responsible for its allocated share of all costs associated with the leased properties including, but not limited to land, title, lease bonuses, and drilling. The Company valued the 1,300,000 shares at $1.00 per share based upon the share price being offered in its private offerings.

On April 19, 2007, the Company entered into an agreement to acquire a 5% working interest in certain leases and to receive certain rights and privileges to approximately 9,440 acres of State of Louisiana leases. Along with the leases and 3D seismic data relating to the Prospect, the acquisition included ongoing rights to a larger Area of Mutual Interest. Under the terms of the purchase, the Company will receive 3.5% of the net revenue produced by wells located on the leased properties. In addition, the Company is responsible for its allocated share of all costs associated with the leased properties including, but not limited to land, title, lease bonuses, and drilling. The purchase price of these leases is $640,000 in cash and 400,000 shares of the Company’s common stock. The Company valued the 400,000 shares at $1.00 per share based upon the share price being offered in its private offerings.

The properties acquired by the Company are in the exploratory stage. A description of the leases is as follows:

The Hobart Lease

The Hobart Lease is an oil and gas lease obtained by TriMar Energy Partners, Inc., as the lessee, from the City of Hobart, as the lessor, dated April 1, 2004, and as recorded on Book 983, official records, Washita County, Oklahoma, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OIL AND GAS PROPERTIES (Cont.)

The Lokern Leases

The Lokern Leases are a collection of 34 oil and gas exploration leases entered into by Western Energy Capital, LLC. with various private parties between November 2005 to May 2006. The location of these leases are located in Kern County, California.

Sun Cal Energy has the exclusive oil and gas rights for the Lokern Prospect which comprises approximately 400 acres of prime land in the oil and gas rich Kern County region, the most prolific area in the San Joaquin Valley in Southern California. Our company owns a 45% Working Interest and a 75% Net Revenue Interest in the prospect, which we believe is surrounded by oil fields that produce greater than 500,000 barrels of oil/day.

The Britlind Prospect Leases

On April 19, 2007, we entered into an agreement with Western Energy Capital, LLC (“Western”) to acquire a partial interest in the “Britlind” Prospect and leases situated in the prolific Breton Sound area, offshore Louisiana. Western has originally entered into an agreement with BTE Energy, LLC (“BTE”) whereby Western acquired a contractual interest in the Britlind Prospect from BTE, including all rights and privileges to approximately 9,440 acres of State of Louisiana leases, ownership interest in approximately 25 square miles of 3D seismic data, and interests in certain hardware and software in conjunction with the interpretation and display of the 3D seismic data. It was also acknowledge that the Britlind Prospect leases were originally acquired under the name of McGuinty Durham and Associates and assignment of leasehold out of McGuinty Durham and Associates will be made in due course. At such time Western Energy Captial will take appropriate actions to assign the interest to our company. Also pursuant to this agreement, we agreed to pay our proportionate share of all expenses, including geological, rentals and additional leases, etc. from May 11, 2007 and on.

NOTE 6 – EQUITY

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock. Each shareholder of common is entitled to one vote. As indicated, the accompanying financial statements include the combined activity of Sun Cal Energy Inc. (“the Company”) and its wholly owned subsidiary, Sun Cal Energy Corporation (“SCEC”) from the inception of both companies. Common stock activities for both companies since inception, taking into account the Company’s 10-for-1 stock split of November 6, 2007, are as follows:

On December 15, 2004, the Company issued 20,000,000 (2,000,000 pre-split) shares of its common stock to its founders for $2,000.

In January and February 2005, the Company issued 28,250,000 (2,825,000 pre-split) shares of its common stock for $28,250.

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (Cont’d)

Common Stock (cont’d)

In March 2005, the Company issued 3,000,000 (300,000 pre-split) shares of its common stock for $15,000.

In August 2006, SCEC issued 23,000,000 shares of its common stock to its founder for $23,000.

In October 2006, SCEC issued 625,000 shares of its common stock for $625,000.

In October 2006, SCEC issued 2,800,000 shares of its common stock as part consideration in its purchase of certain oil and gas leases. The 2,800,000 shares were valued at $2,825,000. See Note 4.

In December 2006, SCEC issued 500,000 shares of its common stock for $500,000.

In January 2007, the Company issued 1,000,000 shares of its common stock as part consideration in its purchase of certain oil and gas leases. The 1,000,000 shares were valued at $1,000,000. See Note 4.

In March 2007, the Company acquired all of the 26,925,000 common shares of SCEC then issued and outstanding in consideration for issuing to the shareholders of SCEC 26,925,000 common shares of its common stock.

In April 2007, the Company issued 200,000 shares of its common stock for $200,000.

In April 2007, the Company issued 400,000 shares of its common stock as part consideration in its purchase of certain oil and gas leases. The 400,000 shares were valued at $400,000. See Note 4.

In May 2007, the Company issued 700,000 shares of its common stock for $700,000.

In May 2007, the Company issued 25,000 shares of its common stock for services rendered by its President valued at $25,000.

On June 14, 2007, the Company issued 150,000 shares of its common stock for $300,000. On June 29, 2007, the Company issued 80,000 shares of its common stock for $200,000.

Warrants

In connection with the Company’s private offerings as discussed above, it issued warrants to purchase 2,255,000 shares of the Company’s common stock. The following is a summary of the outstanding warrants:

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY (cont’d)

Warrants (cont’d)

Weighted
Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2006	--	$--

Granted	2,255,000	1.62
Exercised	--	--
Forfeited	--	--

Outstanding – June 30, 2007	2,255,000	$1.62

The expiration date of the warrants range from two to three years after date of grant with exercise prices ranging from $1.50 to $3.00 per share.

NOTE 7 – SUBSEQUENT EVENTS

For the period from July 1, 2007 through October 1, 2007, the Company issued 1,433,333 units of its securities (the “Units”) for an aggregate proceeds of $1,850,000. On July 27, 2007, the Company issued 100,000 units of its securities for proceeds of $250,000. On August 29, 2007, the Company issued 500,000 units of its securities for proceeds of $600,000, and on September 24, 2007, the Company accepted subscription for 833,333 units of its securities for proceeds of $1,000,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant’).

On August 15, 2007, the Company entered into an agreement with Desert Mining, Inc. to acquire a 100% working interest in 6,000 acres of leases in the Jonah Field region of Wyoming. Our Jonah Prospects are identified as South Jonah, which consists of 2,477.68 acres and West Jonah, consisting of 3,546.89 acres. We completed our acquisition on September 5, 2007 by paying to Desert Mining, Inc. an aggregate of $821,798.45.

On August 2, 2007, we acquired a 5% Overriding Royalty Interest in the Centurion Property from King Royalty Corporation pursuant to an offering of royalty interests by King Royalty Corporation for $275,000. The Centurion Property combines more than 17,000 acres of producing oil and gas assets across Texas, Oklahoma, Alabama, Louisiana and Mississippi. There are 153 producing wells on the asset with more than 50 additional proven/undeveloped drilling sites. Current production is comprised of 90% natural gas and 10% oil. Well operators include companies such as Exxon, Kerr-KcGee, Hunt Oil, Quicksilver and Vintex. As an interest holder we are entitled to share in revenues generated from oil and/or gas production from wells located on the Centurion Property. Approximately 90 days after the operators of the wells on the

SUN CAL ENERGY INC.
(An Exploratory Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SUBSEQUENT EVENTS (cont’d)

properties sell oil and gas production to local purchasers, we are entitle to receive payment of revenues generated by those wells attributable to our interest. However, we have no control over when we receive our payment of revenues, as each operator has its own internal policies and procedures regarding the transfer of ownership. As an interest holder we have no responsibility for operating expenses incurred in connection with the operation of wells on the properties. Lastly, we do not have responsibility for liabilities to third parties resulting from operations on the properties, which is the responsibility of the operators of the properties and the owners of working interests.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our president and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
George Drazenovic	Secretary, Treasurer and Director	36	November 7, 2006
Lewis Dillman	President and CEO	50	May 1, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Lewis Dillman

Mr. Dillman is a seasoned management executive with more than 15 years of experience in the public and private resource industry. He has served as President and founding director of several publicly-traded resource companies. He has also assisted several venture oil startups on numerous resource projects, including United Rayore Gas, a Canadian listed company that drilled and/or participated in more than 80 horizontal wells throughout Alberta and Saskatchewan.

Lewis Dillman holds a Masters degree in International Affairs from Columbia University in New York with a specialization in international banking and finance. He is a director of Zappa Resources and Abington Ventures Inc., both listed on the TSX Venture Exchange and actively engaged in oil and gas production and exploration activities throughout North America. Mr. Dillman is ideally suited to lead Sun Cal Energy’s acquisition and development of oil and gas properties in America’s most productive hydrocarbon producing areas.

George Drazenovic

Mr. Drazenovic is a certified general accountant and certified financial analyst. He also holds a Master of Business Administration from the University of Notre Dame. Currently, Mr. Drazenovic is the CFO and a director of Oramed Pharmaceuticals Inc. From August 2001 to January 2005, Mr. Drazenovic was the Financial Manager, Engineering Services for BC Hydro. From January 1995 to May 2000, Mr. Drazenovic was the Manager – Accounting for Queensboro Investments. Mr. Drazenovic is currently also a director of Oramed Pharmaceuticals Inc., a company whose common stock is quoted on the OTC Bulletin Board.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees. The sole director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this current report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole director of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended February 28, 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
George Drazenovic	None	None	None
Lewis Dillman	1[1]	1	None

1 Mr. Dillman was late filing a Form 3.

ITEM 10: EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended June 30, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended June 30, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lewis Dillman(1) President and Chief Executive Officer	2007 2006	28,000 N/A	Nil N/A	25,000(4) N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	53,000 N/A
George Drazenovic(2) Secretary and Treasurer	2007 2006	100,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	100,000 N/A
William Stewart(3) Former President, Chief Executive Officer and Chief Financial Officer	2007 2006	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1) Mr. Dillman became our President and Chief Executive Officer on May 1, 2007.
(2) Mr. Drazenovic became our President, Chief Executive Officer, Secretary and Treasurer on November 6, 2006.
(3) Mr. Stewart resigned as a director and officer on November 7, 2006.

(4) Pursuant to the consultant agreement between our company and Mr. Dillman, we were supposed to issue 250,000 shares of our common stock to Mr. Dillman. However, Mr. Dillman declined to accept the 250,000 shares and instead our board of directors authorized the issuance of 25,000 shares to him.

Employment Contracts and Termination of Employment Arrangements

On March 1, 2007, we entered into a consultant agreement with Lewis Dillman, our Chief Executive Officer, for him to render his executive services to our company as our Chief Executive Officer. This agreement was later superceded by a further consultant agreement dated May 1, 2007. Under this agreement, we were to pay Mr. Dillman compensation of $7,000 per month and to grant him 250,000 shares of our common stock as a signing bonus. However, Mr. Dillman declined to accept the 250,000 shares of our common stock as a signing bonus and we have deleted the provision of signing bonus in this consultant agreement.

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

Our company did not grant any options or stock appreciation rights during our fiscal year ended June 30, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2007 by any officer or director of our company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during our fiscal year ended June 30, 2007.

We have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The sole director may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Stockholders

The following table sets forth, as of October 5, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
George Drazenovic, Secretary, Treasurer and Director Principal Financial Officer, Suite 700, 205 - 5th Avenue, SW Calgary, AB Canada	Common Stock	42,800,000	53.02%
Directors and Executive Officers as a Group (1 person)	Common Stock	42,800,000	53.02%

(1)

Based on 80,730,000 shares of common stock issued and outstanding as of October 5, 2007. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as listed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any member of the immediate family of any of the foregoing persons.

On March 12, 2007 we completed the transaction contemplated under a share exchange agreement between our company and the shareholders of Sun Cal Energy Corp. The former shareholders of Sun Cal Energy Corp. received 26,925,000 shares of our company’s common stock, representing approximately 34.44% of the issued and outstanding shares of our company after closing of the share exchange agreement. Our CFO and director, George Drazenovic, was a shareholder of Sun Cal Energy Corp.

Corporate Governance

Board of Directors Independence

We currently act with one director and two executive officers. As George Drazenovic is our sole director and holds approximately 53.02% of our common stock as of October 5, 2007, Mr. Drazenovic is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole director of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the sole director, solely consisting of George Drazenovic. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Code of Ethics

Effective September 10, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

 (3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Sun Cal Energy, Inc. at 700-205 – 5th Avenue SW, Calgary AB T2P 2V7.

ITEM 13: EXHIBITS AND REPORTS

Number	Description

3.1	Articles of (Incorporation incorporated by reference to our registration statement on form SB-2 filed on July 11, 2005)

3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on July 11, 2005)

3.3	Articles of Merger (incorporated by reference to our current report on Form 8-K filed on November 7, 2006)

3.4	Certificate of Change (incorporated by reference to our current report on Form 8-K filed on November 7, 2006)

3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on July 11, 2005)

10.1	Mineral property purchase agreement dated April 26, 2005 (incorporated by reference to our registration statement on form SB-2 filed on July 11, 2005)

10.2	Share Exchange Agreement dated January 31, 2007 (incorporated by reference to our current report on Form 8-K filed on March 22, 2007)

10.3

Letter Agreement dated October 4, 2006 with Western Energy Capital, LLC for the acquisition of 45% working interest in the Lokern leases (incorporated by reference to our current report on Form 8-K filed on March 22, 2007)

10.3

Letter Agreement dated October 18, 2006 with TriMar Energy Partners, Inc. for the acquisition of 1.5% of 8/8th Overriding Royalty Interest in the Hobart Lease (incorporated by reference to our current report on Form 8-K filed on March 22, 2007)

10.4	Consulting Agreement dated May 1, 2007 (incorporated by reference to our current report on Form 8-K filed on May 7, 2007)

10.5*	Letter Agreement dated April 19, 2007 with Western Energy Capital, LLC for the acquisition of 5% working interest in the Britlind Prospect Leases

10.6*	Purchase and Sale Agreement between our company and King Royalty Corporation for the acquisition of 5% interest in the Centurion property

10.7*	Purchase and Sale Agreement between our company and Desert Mining, Inc. for the acquisition of interests in the Jonah property

14.1*	Code of Ethics

16.1	Letter re change in certifying accountant (incorporated by reference to our current report on Form 8-K filed on February 13, 2007)

21.1	Sun Cal Energy, Corp. a Nevada company, 100% wholly-owned subsidiary

31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*attached herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2007 were $17,500.

Audit Related Fees

We incurred no fees for the fiscal year ended June 30, 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

Taxes for the fiscal year ended June 30, 2007 are currently being prepared and the costs for the preparation of the tax return are estimated to be approximately $NIL.

All Other Fees

We incurred no other fees during the fiscal year ended June 30, 2007 and since inception for products and services rendered by our principal accountants other than those stated in this and other publicly posted reports (see www.sec.gov).

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the sole director, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by s.10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

All non-audit services (other than certain de minimis services described in s.10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the sole director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN CAL ENERGY, INC.

By: /s/ Lewis Dillman
Lewis Dillman
President and CEO
Principal Executive Officer
Date: October 12, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ George Drazenovic
George Drazenovic
Secretary, Treasurer and Director
Principal Financial Officer
Date: October 12, 2007.