Form 10QSB
period 2007-09-30
Sun Cal Energy , Inc.
filed 2007-11-19
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 000-52300

SUN CAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	81-0659377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 205 - 5th Avenue, S.W., Calgary, Alberta T2P 2V7 Canada
(Address of principal executive offices)

403-538-4772
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,463,333 shares of common stock issued and outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended September 30, 2007 and for the period from inception (July 20, 2004) to September 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

Sun Cal Energy, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

September 30, 2007

ASSETS

Current Assets
Cash & cash equivalents	$38,987
Cash - in trust	949,779
Prepaid expenses	2,800
991,566
Property and equipment
Petroleum and natural gas properties	6,723,916

Intangible assets	10,800

Total Assets	$7,726,282

Current Liabilities
Accounts payable and accrued expenses	$223,657

Stockholders' Equity
Common stock:
Authorized: 750,000,000 with $0.0001 par value
Issued and fully paid: 82,163,333 as of September 30, 2007	82,163
Additional paid-in capital	8,604,837
Deficit - Accumulated during the development stage	(1,184,375)
7,502,625

Total Liabilities and Stockholders' Equity	$7,726,282

Sun Cal Energy, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

	Three Months Ended		July 20, 2004
	September 30,		(Inception)
			Through
	2006	2007	September 30, 2007

Net Revenue	$-	$-	$-

Operating Expenses
Abandoned exploration costs	-	-	12,500
General and administrative expenses	12,771	480,342	1,171,294
	12,771	480,342	1,183,794

Net loss from operations	(12,771)	(480,342)	(1,183,794)

Other Expenses
Loss on disposition of asset	-	-	(581)

Net loss	$(12,771)	$(480,342)	$(1,184,375)

Net loss per share – basic and diluted	(0.00)	(0.01)

Weighted average common shares
outstanding – basic and diluted	5,125,000	80,999,203

Sun Cal Energy, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flow

			July 20, 2004
	September 30		(Inception)
			through
	2006	2007	September 30, 2007
Cash Flows From Operating Activities:
Net loss from continuing operations	$(12,771)	$(480,342)	$(1,184,375)
Adjustment to reconcile net loss to net cash
used in operating activities
Loss on disposition of asst	-	-	581
Non cash consulting services	-	-	25,000
Contributed rent and services	2,250	-	18,750
Depreciation	79	-	369
Amortization	-	1,112	2,549
Changes in assets
(Increase) decrease in prepaid expenses	-	1,750	(2,800)
Changes in liabilities
Increase (decrease) in amounts payable	-	172,296	204,212
Net cash used in operating activities	(10,442)	(305,184)	(935,714)
Cash Flows From Investing Activities:
Acquisition of oil and gas properties	-	(1,146,797)	(2,504,471)
Acquisition of computer equipment	-	-	(950)
Website design costs	-	-	(13,349)
Net cash used investing activities	-	(1,146,797)	(2,518,770)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	1,850,000	4,443,250
Loans received from related party	-	-	32,200
Loans repaid to related party	-	-	(32,200)
Net cash provided by financing activities	-	1,850,000	4,443,250
Net cash provided (used) in continuing operations	(10,442)	398,019	988,766
Cash and cash equivalents, beginning of year	12,039	590,747	-
Cash and cash equivalents, end of year	$1,597	$988,766	$988,766
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended September 30, 2007, the Company incurred capitalized exploration costs of $19,445 which are included in accounts payable.

Sun Cal Energy, Inc.
(A Development Stage Company)

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

Basis of Presentation

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended September 30, 2007 and for the period from inception (July 20, 2004) to September 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

The accompanying financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sun Cal Energy Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the three months ended September 30, 2007 of $480,342 and has and has an accumulated deficit since its inception of $1,184,374. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements include the accounts and transactions of Sun Cal Energy, Inc. and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended September 30, 2007, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during the year.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2007, the Company did not deem any of its long-term assets to be impaired.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. Currently, the Company maintains its cash in bank accounts which are not insured.

Revenue Recognition

The Company has not generated any revenue from its oil and gas operations.

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves. The Company has not yet commenced the development of its properties as of September 30, 2007.

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of September 30, 2007, the Company had net capitalized costs of $10,800 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years.

Website cost and accumulated depreciation as of September 30, 2007 is as follows:

Capitalized website costs	$13,349
Less accumulated amortization	(2,549)
$10,800

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

The Company has total net operating tax loss carry forwards at September 30, 2007 of approximately $1,409,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $465,000 on which a valuation allowance equalling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through September 30, 2027 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of September 30, 2007 were 3,688,333 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 83,523,406 for the three months ended September 30, 2007. There were no potential common shares outstanding at September 30, 2006.

Recent Accounting Pronouncement

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

NOTE 3. - CASH HELD IN TRUST

As discussed further in Note 5, the Company has raised funds through various private offerings. These funds are initially being deposited into a trust account held by the Company’s lawyers prior to being transferred to the Company. The balance held in trust as of September 30, 2007 amounted to $949,779.

NOTE 4 – OIL AND GAS PROPERTIES

On October 18, 2006, the Company entered into an agreement to purchase 1.5% of an overriding royalty in the City of Hobart lease located in Oklahoma for $525,000 and 1,500,000 shares of its common stock. Under the terms of the agreement, $375,000 was paid and 1,500,000 shares of the Company’s common stock were issued in October 2006, and the remaining $150,000 was paid in January 2007. The Seller has agreed to drill a second well on the leased property in consideration for an additional 1,000,000 shares of the Company’s common stock. As of September 30, 2007, the Company has not entered into the agreement to drill the second well. The Company valued the 1,500,000 shares at $1.00 per share based upon the share price being offered in its private offerings.

On October 4, 2006, the Company entered into an agreement to purchase a 45% undivided interest in 45 separate leases known as the Lokern in addition to any leases taken in the prospect area. The Lokern leases are located in California. The Company purchased its interest for $125,000 and 1,300,000 shares of common stock. The $125,000 was paid and 1,300,000 shares were issued in October 2006. Under the terms of the purchase, the Company will receive 75% of the net revenue produced by wells located on the leased properties. In addition, the Company is responsible for its allocated share of all costs associated with the leased properties including, but not limited to land, title, lease bonuses, and drilling. The Company valued the 1,300,000 shares at $1.00 per share based upon the share price being offered in its private offerings.

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

On August 15, 2007, the Company entered into an agreement with Desert Mining, Inc. to acquire a 100% working interest in 6,000 acres of leases in the Jonah Field region of Wyoming. The Jonah Prospects are identified as South Jonah, which consists of 2,477.68 acres and West Jonah, consisting of 3,546.89 acres. The acquisition was completed on September 5, 2007 by paying to Desert Mining, Inc. an aggregate of $821,799.

NOTE 5 – EQUITY

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock. Each shareholder of common is entitled to one vote. As indicated, the accompanying financial statements include the combined activity of Sun Cal Energy Inc. (“the Company”) and its wholly owned subsidiary, Sun Cal Energy Corporation (“SCEC”) from the inception of both companies. Common stock activities for both companies since inception, taking into account the Company’s 10-for-1 stock split of November 6, 2006, are as follows:

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

On June 1, 2007, the Company issued 80,000 shares of its common stock for $200,000. On June 14, 2007, the Company issued 150,000 shares of its common stock for $300,000. On July 2007, the Company issued 100,000 shares of its common stock for $250,000.

On August 2007, the Company issued 500,000 shares of its common stock for $600,000.

On September 25, 2007, the Company issued 833,333 shares of its common stock for $1,000,000.

Warrants

The following is a summary of the outstanding warrants:

		Weighted
		Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2007	2,255,000	$1.62

Granted	1,433,333	$1.70
Exercised	--	--
Forfeited	--	--

Outstanding – September 30, 2007	3,688,333	$1.65

The expiration date of the warrants range from two to three years after date of grant with exercise prices ranging from $1.50 to $3.00 per share.

NOTE 6 – SUBSEQUENT EVENTS

On October 1, 2007, the Company entered into an agreement to purchase a 5% overriding royalty interest on certain leases to be acquired by seller located in the States of Alabama, Louisiana, Mississippi, Oklahoma, and Texas. The purchase price of the royalty interest is $275,000. If the seller does not acquire the royalty interest on the properties defined in the agreement, the Company has the right to have the funds paid refunded or to have the funds applied to other offering of the seller.

On October 24, 2007, the Company signed a Letter of Intent to acquire a 100% working interest in 8,695 acres of leases in the Cherokee and Forest City Basins of Kansas. The Letter of Intent was set to expire on October 31, 2007 but the Company is currently negotiating an extension of the Letter of Intent with the counter party. The purchase price paid by the Company would include (a) an upfront payment of $500,000; (b) the issuance of 6,916,667 shares of common stock to the seller; (c) the granting of a 5% overriding royalty to the seller on the Kansas assets; and (d) the assumption of $1,200,000 of the seller’s existing debt on the properties. Further, the Company would agree to initiate plans to provide $2,000,000 in work over costs to develop the properties within 6 months of the closing date. The Company is currently working to close on mezzanine financing for $2,000,000 within 60 days of the closing date of the purchase. If the Company does not initiate plans to provide $2,000,000 in work over costs with the 6 months of the closing date, the seller will retain a 12.5% overriding royalty on the Kansas assets until the $2,000,000 work over begins.

In October 2007, the Company issued 300,000 shares of its common stock to three advisors. Each advisor received 100,000 shares.

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

Introduction

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

Our Current Business

We are in the business of oil and gas exploration. Our subsidiary, Sun Cal Energy Canada Corp. recently entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire an 1.5% of 8/8ths overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

The Hobart Lease is an oil and gas lease obtained by TriMar Energy Partners, Inc., as the lessee, from the City of Hobart, as the lessor, on April 1, 2004, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma.

The Lokern Leases are a collection of 34 oil and gas exploration leases entered into by Western Energy Capital, LLC. with various private parties between November 2005 to May 2006. The location of these leases are located in Kern County, California.

In addition to the interests in the Hobart Lease and the Lokern Leases, we have also acquired a 5% working interest in the Britlind Prospect in Louisiana, a 5% Overriding Royalty Interest in the Centurion Property in Texas and a 100% working interest in the Jonah Propect in Wyoming. We also signed a letter of intent to acquire a 100% working interest in certain leases in the Cherokee and Forest City Basins of Kansas. This Letter of Intent was set to expire on October 31, 2007 but we are currently still negotiating an extension of this Letter of Intent with the counter party.

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

The Hobart Lease

The Hobart Lease is an oil and gas lease obtained by TriMar Energy Partners, Inc., as the lessee, from the City of Hobart, as the lessor, dated April 1, 2004, and as recorded on Book 983, official records, Washita County, Oklahoma, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma. We paid a total of $525,000 and 1,500,000 shares of common stock to TriMar Energy Partners, Inc. and its designates to earn the 1.5% of 8/8ths overriding royalty interest in the Hobart Lease. We are currently working with TriMar Energy Partners, Inc. on finalizing the assignment of the overriding royalty interest to our company. Under the agreement, we were also obligated to issue to TriMar Energy Partners, Inc. or its designates an additional 1,000,000 shares of our common stock upon the written proposal of a second well to be drilled on the Hobart Lease. Since such a written proposal has been submitted, we have issued the additional 1,000,000 shares of our common stock to the designates of TriMar Energy Partners, Inc.

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

On October 24, 2007, we announced that drilling on the second deep development gas well, Cunningham 1-02, reached a depth in excess of 14,000 feet. The target depth is 20,500 feet, and is being drilled by the same operator of the Sturgeon 1-11.

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

Sun Cal Energy has the exclusive oil and gas rights for the Lokern Prospect which comprises approximately 400 acres of prime land in the oil and gas rich Kern County region of California. Our company owns a 45% Working Interest and a 75% Net Revenue Interest in the prospect. On October 18, 2007, we assigned back to a designate of Western Energy Capital, LLC a 5% overriding royalty interest net to our 45% Working Interest for a net 2.25% overriding royalty interest in the Lokern Prospect.

The Britlind Prospect Leases

On April 19, 2007, we entered into an agreement with Western Energy Capital, LLC (“Western”) to acquire a partial interest in the “Britlind” Prospect and leases situated in the prolific Breton Sound area, offshore Louisiana. Western has originally entered into an agreement with BTE Energy, LLC (“BTE”) whereby Western acquired a contractual interest in the Britlind Prospect from BTE, including all rights and privileges to approximately 9,440 acres of State of Louisiana leases, ownership interest in approximately 25 square miles of 3D seismic data, and interests in certain hardware and software in conjunction with the interpretation and display of the 3D seismic data. In April and May of 2007, we paid an aggregate of $640,000 to Western Energy Capital, LLC pursuant to the agreement for a 5% working interest in the Britlind Prospect lease interests, seismic data, hardware and software and ongoing rights to an area of mutual interest. We have also issued 400,000 shares of our common stock to a designate of Western Energy Capital, LLC. It was also acknowledged that the Britlind Prospect leases were originally acquired under the name of McGuinty Durham and Associates and assignment of leasehold out of McGuinty Durham and Associates will be made in due course. At such time Western Energy Capital will take appropriate actions to assign the interest to our company. Also pursuant to this agreement, we agreed to pay our proportionate share of all expenses, including geological, rentals and additional leases, etc. from May 11, 2007 and on.

Overriding Royalty Interest in Ceturion Property

On October 1, 2007, we acquired a 5% Overriding Royalty Interest in the Centurion Property from King Royalty Corporation pursuant to an offering of royalty interests by King Royalty Corporation. The Centurion Property combines more than 17,000 acres of producing oil and gas assets across Texas, Oklahoma, Alabama, Louisiana and Mississippi. There are 153 producing wells on the asset with more than 50 additional proven/undeveloped drilling sites. Current production is comprised of 90% natural gas and 10% oil. As an interest holder we are entitled to share in revenues generated from oil and/or gas production from wells located on the Centurion Property. Approximately 90 days after the operators of the wells on the properties sell oil and gas production to local purchasers, we are entitled to receive payment of revenues generated by those wells attributable to our interest. However, we have no control over when we receive our payment of revenues, as each operator has its own internal policies and procedures regarding the transfer of ownership. As an interest holder we have no responsibility for operating expenses incurred in connection with the operation of wells on the properties. Lastly, we do not have responsibility for liabilities to third parties resulting from operations on the properties, which is the responsibility of the operators of the properties and the owners of working interests.

The Jonah Prospects

On August 15, 2007, we entered into an agreement with Desert Mining, Inc. to acquire a 100% working interest in 6,000 acres of leases in the Jonah Field region of Wyoming. This is the fourth core exploration and development region for our company. Our Jonah Prospects are identified as South Jonah, which consists of 2,477.68 acres and West Jonah, consisting of 3,546.89 acres. We completed our acquisition on September 5, 2007 by paying to Desert Mining, Inc. an aggregate of $821,799.

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

Other Interest

On October 24, 2007, we signed a letter of intent to acquire a 100% working interest in certain leases in the Cherokee and Forest City Basins of Kansas. This Letter of Intent was set to expire on October 31, 2007 but we are currently still negotiating an extension of this Letter of Intent with the counter party.

Cash Requirements

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

We recorded a net operating loss of $480,342 for the three months ended September 30, 2007 and have an accumulated deficit of $1,184,375 since inception. As at September 30, 2007 we had cash of $988,766, and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $408,000.

Results of Operations

First Quarter and Three Month Summary

We have not earned any revenues from our incorporation on July 20, 2004 to September 30, 2007. We incurred operating expenses in the amount of $480,342 for the three month period ended September 30, 2007, compared to $12,771 for the three month period ended September 30, 2006. This increase was due to the change of our business from a relatively inactive mineral exploration company to an oil and gas exploration company actively acquiring interests in various parts of the United States since March 2007. The principal component for the increase of our operating expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was increase in general and administrative expenses relating to the acquisition of various interests in oil and gas exploration properties.

We incurred operating expenses of $1,183,794 for the period from our inception on July 20, 2004 to September 30, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

Revenue

During the next 12 month period, we anticipate that we may generate revenue from the overriding interests we owned in some of our properties. However, we do not anticipate that that the revenues generated, if any, would be sufficient for us to attain profitable operations. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our properties and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our properties. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations

Liquidity and Financial Condition

At September 30, 2007, we had working capital of $767,909. At September 30, 2007, our total current assets were $991,566 which consisted of cash, cash held in trust and prepaid expenses. At September 30, 2007, our total current liabilities were $223,657.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

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

As a result of our sole director and officers being resident of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our director and officer

We do not currently maintain a permanent place of business within the United States. In addition, our current sole director and officer is a national and resident of a country other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our director and officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and our Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 28, 2007, we closed a private placement consisting of 100,000 units of our securities (the “Units”) at a price of US $2.50 per Unit for aggregate proceeds of $250,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), with each Warrant exercisable into one common share (a “Warrant Share”) at a price of US $3.00 per Warrant Share until July 27, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of

1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 30, 2007, we closed a private placement consisting of 500,000 units of our securities (the “Units”) at a price of US $1.20 per Unit for aggregate proceeds of $600,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), with each Warrant exercisable into one common share (a “Warrant Share”) at a price of US $1.60 per Warrant Share until August 29, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 25, 2007, we closed a private placement consisting of 833,333 units of our securities (the “Units”) at a price of US $1.20 per Unit for aggregate proceeds of $1,000,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), with each Warrant exercisable into one common share (a “Warrant Share”) at a price of US $1.60 per Warrant Share until September 24, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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
10.5

Letter Agreement dated April 19, 2007 with Western Energy Capital, LLC for the acquisition of 5% working interest in the Britlind Prospect Leases (incorporated by reference to our annual report on Form 10-KSB filed on October 15, 2007)

10.6

Purchase and Sale Agreement between our company and King Royalty Corporation for the acquisition of 5% interest in the Centurion property (incorporated by reference to our annual report on Form 10-KSB filed on October 15, 2007)

10.7

Purchase and Sale Agreement between our company and Desert Mining, Inc. for the acquisition of interests in the Jonah property (incorporated by reference to our annual report on Form 10-KSB filed on October 15, 2007)

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on October 15, 2007)
16.1	Letter re change in certifying accountant (incorporated by reference to our current report on Form 8-K filed on February 13, 2007)
21.1	Sun Cal Energy, Corp. a Nevada company, 100% wholly-owned subsidiary
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN CAL ENERGY, INC.

By:

/s/ Lewis Dillman
Lewis Dillman
Chief Executive Officer
(Principal Executive Officer)
November 16, 2007

By:

/s/ George Drazenovic
George Drazenovic
Chief Financial Officer, and sole Director
(Principal Financial Officer and Principal Accounting Officer)
November 16, 2007