Form 10QSB
period 2007-12-31
Sun Cal Energy , Inc.
filed 2008-02-19
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007 OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________to _____________

Commission file number 000-52300

SUN CAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	81-0659377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 205 - 5thAvenue, S.W., Calgary, Alberta T2P 2V7 Canada
(Address of principal executive offices)

403-538-4772
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,463,333 shares of common stock issued and outstanding as of February 8, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended December 31, 2007 and for the period from inception (July 20, 2004) to December 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

Sun Cal Energy, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
As at December 31, 2007

December 31,
2007
(Unaudited)
ASSETS

Current Assets
Cash & cash equivalents	$506,795
Accounts receivable	11,157
Prepaid expenses	4,855
522,807
Property and equipment
Petroleum and natural gas properties	6,788,047

Intangible assets	9,688

Total Assets	$7,320,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	29,739

Stockholders' equity
Common stock:
Authorized: 750,000,000 with $0.001 par value
Issued and fully paid: 82,463,333 as of
December 31, 2007	82,463
Additional paid-in capital	8,925,537
Deficit accumulated during the exploratory stage	(1,717,197)
7,290,803

Total Liabilities and Stockholders' Equity	$7,320,542

See accompanying notes

Sun Cal Energy, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

					From
	Three Months Ended		Six Months Ended		July 20, 2004
	December 31		December 31,		(Inception)
					through
					December 31,
	2006	2007	2006	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue from oil and gas sales	$-	$11,157	$-	$11,157	$11,157

Operating expenses
Abandoned exploration costs	-	-	-	-	12,500
Oli and gas expenses	-	1,869	-	1,869	1,869
General and administrative expenses	5,945	542,694	18,716	1,023,035	1,713,987
	5,945	544,563	18,716	1,024,904	1,728,199

Net loss from operations	(5,945)	(533,406)	(18,716)	(1,013,747)	(1,717,199)

Other income (expense)
Interest income	-	583	-	583	583
Loss on disposition of asset	-	-	-	-	(581)

Net loss	$(5,945)	$(532,823)	$(18,716)	$(1,013,164)	$(1,717,197)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares
outstanding – basic and diluted	5,125,000	81,708,442	5,125,000	82,417,681

See accompanying notes

Sun Cal Energy, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the 6 Months Ended December 31, 2007

			From
			July 20, 2004
	Six Months Ended		(Inception)
	December 31,		Through
	2006	2007	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(18,716)	$(1,013,164)	$(1,717,197)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss on disposition of asset	-	-	581
Non cash consulting services	-	321,000	346,000
Contributed rent and services	2,350	-	18,750
Depletion	-	1,869	1,869
Depreciation	158	-	369
Amortization	-	2,225	3,661
Changes in assets:
(Increase) in accounts receivable	-	(11,157)	(11,157)
(Increase) in prepaid expenses	-	(305)	(4,854)
Changes in liabilities:
Increase (decrease) in accounts payable	4,169	(2,177)	29,739
Net cased used in operating activities	(12,039)	(701,709)	(1,332,239)

Cash Flows From Investing Activities:
Acquisition of oil and gas properties	-	(1,232,243)	(2,589,917)
Acquisition of computer equipment	-	-	(950)
Website design costs	-	-	(13,349)
Net cash used in investing activities	-	(1,232,243)	(2,604,216)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	1,850,000	4,443,250
Loans received from related party	-	-	32,200
Loans repaid to related party	-	-	(32,200)
Net cash provided by financing activities	-	1,850,000	4,443,250

Net Increase (decrease) in cash and cash equivalent	(12,039)	(83,952)	506,795
Cash and cash equivalents , beginning of period	12,039	590,747	-
Cash and cash equivalents, end of period	$-	$506,795	$506,795
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes

Supplemental disclosures of non-cash investing and financing activities:

In October 2007, the Company issued a total of 300,000 shares of its common stock to three members of its advisory board which were valued at $321,000. The $321,000 was charged to operations and included in consulting fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sun Cal Energy, Inc. (the “Company”), was incorporated in the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, the Company changed its name to Sun Cal Energy, Inc. The Company is in the exploratory stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting by Development Stage Enterprises ,” with its principal activity being the exploration and development of oil and gas properties.

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

Basis of Presentation

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of the management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month and six month periods ended December 31, 2007 and for the period from inception (July 20, 2004) to December 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

The accompanying financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sun Cal Energy Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six months ended December 31, 2007 of $1,013,164 and has and has an accumulated deficit since its inception of $1,717,197. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the six months ended December 31, 2007, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during the period.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2007, the Company did not deem any of its long-term assets to be impaired.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. Currently, the Company maintains its cash in bank accounts which are not insured.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. For the three months ended December 31, 2007, the Company earned $11,157, its allocated share of production from the Centurion Properties as discussed in Note 3.

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

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2007, the Company had net capitalized costs of $9,688 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years.

Website cost and accumulated amortization as of December 31, 2007 is as follows:

Capitalized website costs	$13,349
Less accumulated amortization	(3,661)
$9,688

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

The Company has total net operating tax loss carry forwards at December 31, 2007 of approximately $1,717,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $584,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through December 31, 2027 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2007 were 3,688,333 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 86,106,014 and 84,814,710 for the three months and six months ended December 31, 2007, respectively. There were no potential common shares outstanding at December 31, 2006.

Recent Accounting Pronouncements

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer (a) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:

  The formation of a joint venture
  The acquisition of an asset or a group of assets that does not constitute a business
  A combination between entities or businesses under common control
  A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.

  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

  Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

  Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

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

On October 1, 2007, the Company entered into an agreement to purchase a 5% overriding royalty interest on certain leases to be acquired by seller located in the States of Alabama, Louisiana, Mississippi, Oklahoma, and Texas known as the Centurion Properties. The purchase price of the royalty interest is $275,000. If the seller does not acquire the royalty interest on the properties defined in the agreement, the Company has the right to have the funds paid refunded or to have the funds applied to other offering of the seller.

On October 24, 2007, the Company signed a Letter of Intent to acquire a 100% working interest in 8,695 acres of leases in the Cherokee and Forest City Basins of Kansas. Currently, the Company is negotiating an extension of the LOI. The purchase price paid by the Company would include (a) an upfront payment of $500,000; (b) the issuance of 6,916,667 shares of common stock to the seller; (c) the granting of a 5% overriding royalty to the seller on the Kansas assets; and (d) the assumption of $1,200,000 of the seller’s existing debt on the properties. Further, the Company would agree to initiate plans to provide $2,000,000 in work over costs to develop the properties within 6 months of the closing date. The Company is currently working to close on mezzanine financing for $2,000,000 within 60 days of the closing date of the purchase. If the Company does not initiate plans to provide $2,000,000 in work over costs with the 6 months of the closing date, the seller will retain a 12.5% overriding royalty on the Kansas assets until the $2,000,000 work over begins.

NOTE 4 – EQUITY

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

In January 2007, the Company issued 1,000,000 shares of its common stock as part consideration in its purchase of certain oil and gas leases. The 1,000,000 shares were valued at $1,000,000. See Note 3.

In March 2007, the Company acquired all of the 26,925,000 common shares of SCEC then issued and outstanding in consideration for issuing to the shareholders of SCEC 26,925,000 common shares of its common stock.

In April 2007, the Company issued 200,000 shares of its common stock for $200,000.

In April 2007, the Company issued 400,000 shares of its common stock as part consideration in its purchase of certain oil and gas leases. The 400,000 shares were valued at $400,000. See Note 3.

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

On September 2007, the Company issued 833,333 shares of its common stock for $1,000,000.

On October 8, 2007, the Company issued a total of 300,000 shares of its common stock to 3 individuals (100,000 shares each) for Advisory Board member services.

Warrants

The following is a summary of the outstanding warrants:

		Weighted
		Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2007	2,255,000	$1.62

Granted	1,433,333	$1.70
Exercised	--	--
Forfeited	--	--

Outstanding – December 31, 2007	3,688,333	$1.65

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

Our Current Business

We are in the business of oil and gas exploration. Our subsidiary, Sun Cal Energy Canada Corp. recently entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire an 1.5% of 8/8ths overriding royalty interest in an oil and gas lease known as the Hobart Lease, and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next 12 months and changes in our financial condition from our quarter ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our quarterly report on Form 10-QSB for the quarter ended December 31, 2007. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this quarterly report.

A. The Hobart Lease

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

On October 24, 2007, we announced that drilling on the second deep development gas well, Cunningham 1-02, reached a depth in excess of 14,000 feet. The target depth is 20,500 feet, and is being drilled by the same operator of the Sturgeon 1-11. On January 25, 2008, we were advised by the operator of the Cunningham 1-02 well on the Hobart Prospect in Washita County, Oklahoma that the daily gas flow rates from the Cunningham 1-02 well are in excess of 12 million cubic feet a day.

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

On October 18, 2007, we assigned back to a designate of Western Energy Capital, LLC a 5% overriding royalty interest net to our 45% Working Interest for a net 2.25% overriding royalty interest in the Lokern Prospect. We are still working with Western Energy Capital, LLC to assigned the working interests in these leases to our company and Western Energy Capital, LLC will issue our company a standard joint operating agreement.

B. The Britlind Prospect Leases

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

C. Overriding Royalty Interest in Ceturion Property

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

On December 27, 2007, we engaged Schlumberger to conduct a reserve analysis and target drilling program on our Jonah Prospect

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

We recorded a net operating loss of $532,823 for the three months ended December 31, 2007 and have an accumulated deficit of $1,717,197 since inception. As at December 31, 2007 we had cash of $506,795, and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $408,000.

RESULTS OF OPERATIONS

D. Second Quarter and Six Months Summary

	Second Quarter Ended December 31			Six Months Ended December 31
			Amount			Amount
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	11,157	Nil	11,157	11,157	Nil	11,157

Operating Expenses	544,563	5,945	548,618	1,024,904	18,716	1,006,188

Interest & Dividend
Income	583	Nil	583	583	Nil	583

Net Loss	(533,406)	(5,945)	527,461	(1,013,747)	(18,716)	995,031

Revenue

We are a exploratory stage company that from inception to December 31, 2007 has only generated revenue in the amount of $11,157.

We have only recently generated revenues in the amount of $11,157 and have experienced losses since inception. Our plan of operations for the next 12 months involves the exploration of oil and gas properties under the agreements held by Sun Cal Energy Corp. as well as our interests in our other oil and gas exploration properties.

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

Expenses

Our operating expenses for the quarters ended December 31, 2007 and December 31, 2006 are outlined in the table below:

	Second Quarter Ended December 31			Six Months Ended December 31
			Amount			Amount
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Oil and gas expenses	1,869	Nil	1,869	1,869	Nil	1,869
General and Administrative	542,694	5,945	536,749	1,023,035	18,716	1,004,319
Expense
Total Operating	544,563	5,945	538,618	1,024,904	18,716	1,006,188
Expenses

Liquidity and Financial Condition

E. Working Capital

	At December 31, 2007	At June 30, 2007	Percentage Increase / (Decrease)
Current Assets	522,807	595,297	(12.18%)
Current Liabilities	29,739	31,916	(6.82%)
Working Capital	493,068	563,381	(17.81%)

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

Because some of our property interests are still registered under the names of other entities, our title to these property interests may be serious affected if formal assignments of these property interest to under our name are not registered in due course.

Some of our property interests, such as our working interest in the Lokern lease and the Britlind Prospect leases were originally acquired under the name of third parties. Assignment of leasehold out of the third parties are to be made in due course. However, if formal assignments of these property interests are not registered under our name in due course, we face seriously risks to our title to these property interests and may even lose our title to these property interests.

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

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

As a result of our sole director and officers being resident of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our director and officers

We do not currently maintain a permanent place of business within the United States. In addition, our current sole director and officer is a national and resident of a country other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our director and officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We completed the following unregistered sales of equity securities since the filing of our last quarterly report:

On October 8, 2007, the Company issued a total of 300,000 shares of its common stock to 3 individuals (100,000 shares each) for Advisory Board member services.

The Shares were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933, and to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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
February 18, 2008

By:
/s/ George Drazenovic
George Drazenovic
Chief Financial Officer, and sole Director
(Principal Financial Officer and Principal Accounting Officer)
February 18, 2008