Form 10QSB
period 2008-03-31
Sun Cal Energy , Inc.
filed 2008-05-20
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 000-52300

SUN CAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	81-0659377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 205 - 5th Avenue, SW, Calgary, AB Canada T2P 2V7
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
[           ] Yes [           ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,463,333 shares of common stock issued and outstanding as of May 16, 2008.

Transitional Small Business Disclosure Format (Check one): [           ] Yes [ x ] No

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the nine month period ended March 31, 2008 and for the period from inception (July 20, 2004) to March 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Balance Sheet
As at March 31, 2008

March 31, 2008
(Unaudited)
ASSETS

Current Assets
Cash & cash equivalents	54,388
Accounts receivable	77,760
Prepaid expenses	5,372
137,520
Property and equipment
Petroleum and natural gas properties	6,956,299

Intangible assets	8,575

Total Assets	7,102,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	43,665

Stockholders' equity
Common stock:
Authorized: 750,000,000 with $0.001 par value
Issued and fully paid: 82,463,333 as of
March 31, 2008	82,463
Additional paid-in capital	8,925,537
Deficit accumulated during the exploratory stage	(1,949,271)
7,058,729

Total Liabilities and Stockholders' Equity	7,102,394

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Statements of Operations

					From
	Three Months Ended		Nine Months Ended		July 20, 2004
	March 31		March 31,		(Inception)
					through
					March 31,
	2007	2008	2007	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue from oil and gas sales	$-	$73,837	$-	$84,994	$84,994

Operating expenses
Abandoned exploration costs	-	-	-	-	12,500
Oli and gas expenses	37,568	10,880	37,568	12,749	12,749
General and administrative expenses	122,341	296,338	210,481	1,319,374	2,010,326
	159,909	307,218	248,049	1,332,123	2,035,575

Net loss from operations	(159,909)	(233,381)	(248,049)	(1,247,129)	(1,950,581)

Other income (expense)
Interest income	-	1,307	-	1,891	1,891
Loss on disposition of asset	-	-	-	-	(581)

Net loss	$(159,090)	$(232,074)	$(248,049)	$(1,245,238)	$(1,949,271)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares
outstanding – basic and diluted	30,111,526	82,463,333	73,756,502	81,958,242

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Statements of Cash Flow

			From
			July 20, 2004
	Nine Months Ended		(Inception)
	March 31,		Through
	2007	2008	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(248,049)	$(1,245,238)	$(1,949,271)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on disposition of asset	-	-	581
Non cash consulting services	-	321,000	346,000
Contributed rent and services	-	-	18,750
Depletion	-	12,479	12,479
Depreciation	-	-	369
Amortization	417	3,337	4,773
Changes in assets:
(Increase) in accounts receivable	-	(77,760)	(77,760)
(Increase) in prepaid expenses	-	(822)	(4,371)
Changes in liabilities:
Increase (decrease) in accounts payable	13,249	11,750	43,666
Net cased used in operating activities	(234,383)	(975,254)	(1,605,784)

Cash Flows From Investing Activities:
Acquisition of oil and gas properties	(650,000)	(1,411,105)	(2,768,779)
Acquisition of computer equipment	-	-	(950)
Website design costs	(5,000)	-	(13,349)
Net cash used in investing activities	(655,000)	(1,411,105)	(2,783,078)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,148,000	1,850,000	4,443,250
Loans received from related party	9,200	-	32,200
Loans repaid to related party	-	-	(32,200)
Net cash provided by financing activities	1,157,200	1,850,000	4,443,250

Net Increase (decrease) in cash and cash equivalent	267,817	(536,359)	54,388
Cash and cash equivalents , beginning of period	-	590,747	-
Cash and cash equivalents, end of period	$267,817	$54,388	$54,388
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

In October 2007, the Company issued a total of 300,000 shares of its common stock to three members of its advisory board which were valued at $321,000. The $321,000 was charged to operations and included in consulting fees.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Sun Cal Energy, Inc. (the “Company”), was incorporated in the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, the Company changed its name to Sun Cal Energy, Inc. The Company is in the exploratory stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting by Development Stage Enterprises,” with its principal activity being the exploration and development of oil and gas properties.

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

Basis of Presentation

The accompanying unaudited financial statements of Sun Cal Energy, Inc. contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three month and nine month periods ended March 31, 2008 and for the period from inception (July 20, 2004) to March 31, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Commission on October 15, 2007.

The accompanying financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sun Cal Energy Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the nine months ended March 31, 2008 of $1,245,238 and has and has an accumulated deficit since its inception of $1,949,271. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the nine months ended March 31, 2008, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during the period.

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

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2008, the Company had net capitalized costs of $8,575 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years.

Website cost and accumulated depreciation as of March 31, 2008 is as follows:

Capitalized website costs	$13,349
Less accumulated amortization	(4,774)
$8,575

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

The Company has total net operating tax loss carry forwards at March 31, 2008 of approximately $1,949,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $662,660 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through June 30, 2028 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2008 were 3,688,333 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 86,128,715 and 85,257,121 for the three months and nine months ended March 31, 2008, respectively. There were no potential common shares outstanding at March 31, 2007.

Recent Accounting Pronouncements

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

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

On October 1, 2007, the Company entered into an agreement to purchase a 5% overriding royalty interest on certain leases to be acquired by seller located in the States of Alabama, Louisiana, Mississippi, Oklahoma, and Texas, known as the ”Centurion Properties”. The purchase price of the royalty interest is $275,000. If the seller does not acquire the royalty interest on the properties defined in the agreement, the Company has the right to have the funds paid refunded or to have the funds applied to other offering of the seller.

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

On March 21, 2008, the Company acquired a 2% joint venture interest in the 83 & 84 Project JV located in West Texas for $160,000.

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

Warrants

The following is a summary of the outstanding warrants:

		Weighted
		Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2007	2,255,000	$1.62

Granted	1,433,333	$1.70
Exercised	--	--
Forfeited	--	--

Outstanding – March 31, 2008	3,688,333	$1.65

The expiration date of the warrants range from two to three years after date of grant with exercise prices ranging from $1.50 to $3.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

We are in the business of oil and gas exploration. Our subsidiary, Sun Cal Energy Canada Corp. recently entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire an 1.5% of 8 / 8 ths overriding royalty interest in an oil and gas lease known as the Hobart Lease, and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next 12 months and changes in our financial condition from our quarter ended March 31, 2008. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our quarterly report on Form 10-QSB for the quarter ended March 31, 2008. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risk Factors” in this quarterly report.

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

On April 7, 2008, we announced that we acquired a minority joint venture interest in three-well prospect in the West Gomez Field within Peco County, Texas.

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

We recorded a net loss from operations of $233,381 for the three months ended March 31, 2008 and have an accumulated deficit of $1,949,271 since inception. As at March 31, 2008 we had cash of $54,388.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended March 31, 2008			Nine Months Ended March 31, 2008
			Amount			Amount
			Increase /			Increase /
	2007	2008	(Decrease)	2007	2008	(Decrease)
Revenue	Nil	73,837	73,837	Nil	84,994	84,994
Operating Expenses	159,909	307,218	147,309	248,049	1,332,132	1,084,083
Interest & Dividend Income	Nil	1,307	1,307	Nil	1,891	1,891

	Third Quarter Ended March 31, 2008			Nine Months Ended March 31, 2008
			Amount			Amount
			Increase /			Increase /
	2007	2008	(Decrease)	2007	2008	(Decrease)
Net Loss	159,090	232,074	72,984	248,049	1,245,238	997,189

Revenue

We are an exploratory stage company that from inception to March 31, 2008 has only accrued revenues in the amount of $84,994.

We have only recently accrued revenues and have experienced losses since inception. Our plan of operations for the next 12 months involves the exploration of oil and gas properties under the agreements held by Sun Cal Energy Corp. as well as our interests in our other oil and gas exploration properties.

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

Expenses

Our operating expenses for the quarters ended March 31, 2008 and 2007 are outlined in the table below:

	Third Quarter Ended March 31, 2008			Nine Months Ended March 31, 2008
			Amount			Amount
			Increase /			Increase /
	2007	2008	(Decrease)	2007	2008	(Decrease)
Oil and gas expenses	37,568	10,880	(26,688)	37,568	12,749	(24,819)
General and	122,341	296,338	173,997	210,481	1,319,374	1,108,893
Administrative
Expense
Total Operating Expenses	159,909	307,218	147,309	248,049	1,247,129	999,080

Liquidity and Financial Condition

Working Capital

			Amount
	March 31, 2008	December 31, 2007	Increase / (Decrease)
Current Assets	137,520	522,807	(385,287)
Current Liabilities	43,665	29,739	13,926
Working Capital	93,855	493,068	(400,213)

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

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
May 20, 2008

By:

/s/ George Drazenovic
George Drazenovic
Chief Financial Officer, and sole Director
(Principal Financial Officer and Principal Accounting Officer)
May 20, 2008