Form 10KSB
period 2008-06-30
Sun Cal Energy , Inc.
filed 2008-09-29
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Common Shares, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [x] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[x]

State issuer's revenues for its most recent fiscal year: $139,441

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

42,223,066 common shares @ $0.18 (1) = $7,600,152

(1)Average of bid and ask closing prices on September 15, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 82,796,666 shares of common stock as at September 15, 2008.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Overview

We were incorporated under the laws of the State of Nevada on July 20, 2004 under the name Host Ventures, Inc. On November 6, 2006, we changed our name to Sun Cal Energy, Inc. through a merger with our wholly owned subsidiary, which was incorporated solely for the purpose of the name change.

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

During our quarter ended December 31, 2006, we abandoned our mineral property, the Scaddign West Claim. Because of limited disturbance during our exploration of the property, we were able to abandon the property with minimal reclamation obligations. In connection with the acquisition of our subsidiaries in late 2006, we have changed our business plan to focus on the acquisition and exploration of oil and gas properties.

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

Our Current Business

We are in the business of oil and gas exploration. In October 2006, Sun Cal Energy Corp. entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire an one and one half percent (1.5%) of 8/8ths overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC. to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases. To date significantly all of our revenues have been derived from our holding of a 1.5% of 8/8th overriding royalty interest in an oil and gas lease from the City of Hobart, as the lessor, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma, and we have losses since our inception. We currently rely upon the sale of our securities to fund operations.

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

On April 27, 2007, the operator on the Hobart Lease, Marathon Oil, spudded and began drilling a deep development gas well on our Hobart Lease interest in Washita county, Oklahoma. The well, the Sturgeon.1-11, was set to test through the Springer formation and was targeting multiple pay zones. Up to April 27, 2007, the Sturgeon 1-11 had successfully reached a depth of 17,400 feet with a total authorized depth of 20,000 feet. By May 30, 2007, well data collection and evaluation were completed on the Sturgeon 1-11 well, which was deemed commercially viable. The well reached a final depth of 19,990 feet on May 15, 2007 after slightly more than 3 months of drilling. To help evaluate the amount of pay encountered in the well, an open hole logging suite consisting of density, neutron, HRI induction, sonic, and gamma tools was run to a depth of 19,980 feet. The operator on the Hobart Lease, Marathon Oil, then ran production casing to a depth of 19,978 feet. The Sturgeon 1-11 well began production in June of 2007 and has produced a total of 470,409 mcf of natural gas up to June of 2008.

On July 11, 2007, a second permit was filed and drilling and testing of a second deep development well on the Hobart Prospect in Washita, County, Oklahoma. On September 6, 2007, the second deep development gas well, Cunningham 1-2, was spudded and drilling activities begun. The target depth was the Springer Morrow, which has proved to be productive in Oklahoma and Texas. The Cunningham 1-2 well began production in June of 2007 and has produced a total of 1,285,074 mcf of natural gas up to June of 2008.

On August 28, 2007, Range Production company filed for a third well to be drilled on our Hobart Prospect in Oklahoma. Filed before the Corporation Commission of the State of Oklahoma, Range Production Company was seeking to establish a 640-acre drilling and spacing unit and pooling orders for a third scheduled well in Section 14,

Township 8 North, Range 18 West in Washita County, Oklahoma. With a target depth of 19,800 feet, the estimated completion costs for this well are estimated at $12,245,000.

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

The Britlind Prospect Leases

On April 19, 2007, we entered into an agreement with Western Energy Capital, LLC (“Western”) to acquire a partial interest in the “Britlind” Prospect and leases situated in the prolific Breton Sound area, offshore Louisiana. Western has originally entered into an agreement with BTE Energy, LLC (“BTE”) whereby Western acquired a contractual interest in the Britlind Prospect from BTE, including all rights and privileges to approximately 9,440 acres of State of Louisiana leases, ownership interest in approximately 25 square miles of 3D seismic data, and interests in certain hardware and software in conjunction with the interpretation and display of the 3D seismic data. In April and May of 2007, we paid an aggregate of $640,000 to Western Energy Capital, LLC pursuant to the agreement for a 5% working interest in the Britlind Prospect lease interests, seismic data, hardware and software and ongoing rights to an area of mutual interest. We also issued 400,000 shares of our common stock to Western Energy Capital, LLC or its designates. It was also acknowledged that the Britlind Prospect leases were originally acquired under the name of McGuinty Durham and Associates and assignment of leasehold out of McGuinty Durham and Associates will be made in due course. At such time Western Energy Captial will take appropriate actions to assign the interest to our company. Also pursuant to this agreement, we agreed to pay our proportionate share of all expenses, including geological, rentals and additional leases, etc. from May 11, 2007 and on.

In June of 2008, we received a well proposal from TDE Property Holdings LP to drill the SL 18994, Well No. 1 in Breton Sound Block 2, Eloi Bay Field, St. Bernard Parrish, Louisiana. The costs for drilling and testing the well was estimated to be $2,219,000. After careful consideration, our company decided to elect not to participate for the 5% working interest share of the well, at an estimate net cost of $110,950.

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

With current well spacing regulations, we believe we can drill up to 37 wells on this acreage. The Jonah Field and the Pinedale Anticline are acknowledged as the premier gas fields in the Rocky Mountains. These fields are located in Wyoming's Greater Green River Basin. On December 27, 2007, we engaged Schlumberger to conduct a reserve analysis and target drilling program on our Jonah Prospect On April 7, 2008, we announced that we acquired a minority joint venture interest in three-well prospect in the West Gomez Field within Peco County, Texas.

Since we are an exploration stage company, there is no assurance that commercially viable resources or reserves exist on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, except for the Sturgeon 1-11 and Cunningham 1-2 wells of which we own a 1.5% overriding royalty interest, we have not discovered an economically viable resource or reserve on any of our properties, and there is no assurance that we will discover one.

Government and Industry Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If we proceed with the development of our future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As we have not proceeded to the development of our future properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

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

We have only recently accrued revenues and have experienced losses since inception. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of oil and gas reserves on our properties or selling the rights to exploit those oil and gas reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

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

Trading in our common stock on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders that have not been previously disclosed.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SCEY.OB.

The following table sets forth the average high and the low bid quotations quarterly for our shares of common stock during the last two fiscal years ended June 30, 2007 and 2008. The closing bid on September 15, 2008 is also shown. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low	Close
2008
4th Quarter April 1, 2008 – June 30, 2008	$0.43	$0.39	$0.41
3rd Quarter January 1, 2008 – June 30, 2008	$0.64	$0.55	$0.60
2nd Quarter October 1, 2007 – December 31, 2007	$0.71	$0.63	$0.67
1st Quarter July 1, 2007 – September 30, 2007	$2.27	$2.09	$2.17
2007
4th Quarter April 1, 2007 – June 30, 2007	$2.60	$2.40	$2.51
3rd Quarter January 1, 2007 – June 30, 2007	$1.69	$1.60	$1.64
2nd Quarter October 1, 2006 – December 31, 2006	$0.20	$0.20	$0.20
1st Quarter July 1, 2006 – September 30, 2006	$0.00	$0.00	$0.00

On September 15, 2008, the closing bid price for the common stock was $0.18.

There are approximately 47 holders of record of our common stock as at September 15, 2008.

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

On May 1, 2007, we closed a private placement consisting of 700,000 units of our securities (the “Units”) at a price of US $1.00 per Unit for aggregate proceeds of $700,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant”), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.50 per Warrant Share until April 16, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On July 27, 2007, we issued 100,000 units of our securities (the “Units”) at a price of US $2.50 per Unit for proceeds of $250,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant’), each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $3.00 per Warrant Share until July 27, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 29, 2007, we issued 500,000 units of our securities (the “Units”) at a price of US $1.20 per Unit for proceeds of $600,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant’). , each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.60 per Warrant Share until August 29, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 24, 2007, we issued 833,333 units of its securities (the “Units”) at a price of US $1.20 per Unit for proceeds of $1,000,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant’)., each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $1.60 per Warrant Share until September 24, 2010. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 24, 2008, we issued 333,333 units of its securities (the “Units”) at a price of US $0.30 per Unit for proceeds of $100,000. Each Unit consists of one common share and one share purchase warrant (a “Warrant’)., each Warrant shall be exercisable into one common share (a “Warrant Share”) at a price of US $0.50 per Warrant Share until May 24, 2011. We issued the Units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

We have accrued a small amount of revenues and have experienced losses since inception. Our plan of operations for the next 12 months involves the exploration of oil and gas properties held by our company and our subsidiary, Sun Cal Energy Corp.

As provided under the agreement with Western Energy Capital, LLC on the Lokern Leases, we will be a joint working interest owner together with Western Energy Capital, LLC for the Lokern Leases, and will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs. In addition to the exploration activities on the oil and gas properties under the two agreements held by Sun Cal Energy Corp., we will be required to pay our proportionate share of all land, title, lease bonuses and drilling costs for other properties in which we hold a working interest such as the Britlind Prospect Leases and the Jonah Prospects. Furthermore, we will continue to seek opportunities to acquire other oil and gas properties of merit. As we are still in exploration stage, we anticipate that we will incur increased operating expenses while realizing little or no revenues. We anticipate that we will expend approximately $360,000 in the next 12 months for our operating expenses. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our oil and gas properties in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.

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

During the next twelve month period, we anticipate that we will generate little or no revenues. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our properties and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our properties. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations

Results of Operations

	Year Ended June 30,
			%
			Increase /
	2007	2008	(Decrease)
Revenue	Nil	139,441	100%
Operating Expenses	654,480	1,443,480	(120.5%	)
Interest & Dividend Income	-	1,891	100%
Loss on disposition of asset	(581)	-	(100%	)
Net Loss	655,061	1,302,148	98.78%

Revenue

We are an exploration stage company that from inception to June 30, 2008 has only accrued revenues in the amount of $139,441. Our revenues during the year ended June 30, 2008 were derived primarily from royalty payments from properties in which we have an interest. Certain of our royalty payments owed to us by Marathon Oil pursuant to certain agreements, have been held back by Marathon Oil because it has received correspondence from third parties asserting an interest over 0.4% of our overriding royalty interest. We are confident that we will be able to resolve this issue soon and the withheld payment will be paid to us in the near future.

Expenses

Our operating expenses for the year ended June 30, 2008 and 2007 are outlined in the table below:

	Ended June 30,
			%
			Increase /
	2007	2008	(Decrease)
Abandoned Exploration Costs	$5,500	$-	(100%	)
Oil and gas expenses	-	20,916	100%
General and Administrative Expenses	648,980	1,422,564	119.20%
Total Operating Expenses	$654,480	$1,443,480	120.55%

Liquidity and Financial Condition

Working Capital

	June 30, 2007	June 30, 2008
Current Assets	$590,747	$256
Current Liabilities	31,916	61,360
Working Capital	$558,831	$(61,104)

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Presented below is a description of the accounting policies that are most critical to an understanding of our financial statements.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, revenue is recognized when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

Net Loss per Share

The provisions of SFAS No. 128, “Earnings Per Share” (“EPS”) have been adopted. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, and notes payable. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” Management is required to estimate the fair value of all financial instruments at the balance sheet date. The carrying values of our financial instruments in the financial statements are considered in order to approximate their fair values due to the short -term nature of the instruments.

ITEM 7. FINANCIAL STATEMENTS

Sun Cal Energy, Inc.
(Formerly Host Ventures, Inc. )
(An Exploratory Stage Company)
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Cal Energy, Inc.

We have audited the accompanying consolidated balance sheets of Sun Cal Energy, Inc. (the “Company”) as of June 30, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended and for the period from inception (July 20, 2004) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Cal Energy, Inc. as of June 30, 2007 and 2008, and the results of its operations and its cash flows for the two years then ended and for the period from inception (July 20, 2004) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jonathon P. Reuben CPA

JONATHON P. REUBEN, CPA
AN ACCOUNTANCY CORPORATION

Torrance, California
September 23, 2008

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Consolidated Balance Sheets

	June 30,
	2007	2008

ASSETS

Current assets
Cash and cash equivalents	$590,747	$256
Accounts receivable	-	122,610
Prepaid expenses	4,550	-
	595,297	122,866

Property and equipment
Oil and gas properties, full cost method of accounting	5,557,673	7,032,850

Intangible assets	11,913	7,463

Total assets	$6,164,883	$7,163,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$31,916	$51,360
Payable to related party	-	10,000

Total liabilities	31,916	61,360

Stockholders' equity
Common stock:
Authorized: 750,000,000 with $0.001 par value
Issued and outstanding: 80,730,000 shares as of June 30, 2007
and 82,796,666 shares as of June 30, 2008	80,730	82,796
Additional paid-in capital	6,756,270	9,025,204
Deficit accumulated during the exploratory stage	(704,033)	(2,006,181)
	6,132,967	7,101,819

Total liabilities and stockholders' equity	$6,164,883	$7,163,179

See accompanying notes.	F-2

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Consolidated Statements of Operations

			From
			July 20, 2004
	For the Year ended		(Inception)
	June 30,		through
	2007	2008	June 30, 2008

Income earned during the exploratory stage	$-	$139,441	$139,441

Operating expenses
Abandoned exploration costs	5,500	-	12,500
Oil and gas expenses	-	20,916	20,916
General and administrative expenses	648,980	1,422,564	2,113,516
	654,480	1,443,480	2,146,932

Net loss from operations	(654,480)	(1,304,039)	(2,007,491)

Other income (expense)
Interest income	-	1,891	1,891
Loss on disposition of asset	(581)	-	(581)

Net loss	$(655,061)	$(1,302,148)	$(2,006,181)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	73,574,986	82,112,058

See accompanying notes.	F-3

Sun Cal Energy, Inc.
(Formerly Host Ventures Inc)
(An Exploratory Stage Company)
Statements of Consolidated Stockholders' Equity

						Deficit
						Accumulated
					Additional	During the
		Price per	Common stock		Paid-in	Exploratory
	Date	share	Shares	Amount	Capital	Stage	Total

Balance, July 20, 2004			-	$-	$-	$-	$-

Shares issued to founders	12/15/04	$0.001	20,000,000	20,000	(18,000)	-	2,000
Shares issued for cash	2/28/05	$0.001	28,250,000	28,250	-	-	28,250
Shares issued for cash	3/31/05	$0.005	3,000,000	3,000	12,000	-	15,000
Contributed services and rent	Various		-	-	7,500	-	7,500
Net loss			-	-	-	(18,005)	(18,005)

Balance, June 30, 2005			51,250,000	51,250	1,500	(18,005)	34,745

Contributed services and rent	Various		-	-	9,000	-	9,000
Net loss			-	-	-	(30,967)	(30,967)

Balance, June 30, 2006			51,250,000	51,250	10,500	(48,972)	12,778

Shares issued for cash	8/3/06	$0.001	23,000,000	23,000	-	-	23,000
Contributed services and rent	9/30/06				2,250	-	2,250
Shares issued for cash	10/1/06	$1.000	375,000	375	374,625	-	375,000
Shares issued for cash	10/17/06	$1.000	250,000	250	249,750	-	250,000
Shares issued as partial consideration in acquisition	10/21/06		2,800,000	2,800	2,797,200	-	2,800,000
of oil and gas leases
Shares issued for cash	12/1/06	$1.000	500,000	500	499,500	-	500,000
Shares issued as partial consideration in acquisition
of oil and gas leases	1/1/07		1,000,000	1,000	999,000	-	1,000,000
Shares issued for cash	4/1/07	$1.000	200,000	200	199,800	-	200,000
Shares issued as partial consideration in acquisition
of oil and gas leases	4/19/07	$1.000	400,000	400	399,600	-	400,000
Shares issued for cash	5/1/07	$1.000	700,000	700	699,300	-	700,000
Shares issued for services	5/1/07	$1.000	25,000	25	24,975	-	25,000
Shares issued for cash	6/14/07	$2.000	150,000	150	299,850	-	300,000
Shares issued for cash	6/29/07	$3.000	80,000	80	199,920	-	200,000
Net loss			-	-	-	(655,061)	(655,061)

Balance, June 30, 2007			80,730,000.00	80,730	6,756,270	(704,033)	6,132,967

Shares issued for cash	7/27/07	$2.500	100,000.00	100	249,900	-	250,000
Shares issued for cash	8/29/07	$1.200	500,000.00	500	599,500	-	600,000
Shares issued for cash	9/24/07	$1.200	833,333.00	833	999,167	-	1,000,000
Shares issued for services	10/8/07	$1.070	100,000.00	100	106,900	-	107,000
Shares issued for services	10/8/07	$1.070	100,000.00	100	106,900	-	107,000
Shares issued for services	10/26/07	$1.070	100,000.00	100	106,900	-	107,000
Shares issued for cash	5/24/08	$0.300	333,333.00	333	99,667	-	100,000
Net loss			-	-	-	(1,302,148)	(1,302,148)

Balance, June 30, 2008			82,796,666.00	$82,796	$9,025,204	$(2,006,181)	$7,101,819

See accompanying notes.	F-4

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Consolidated Statements of Cash Flows

			From
			July 20, 2004
	For the Year ended		(Inception)
	June 30,		through
	2007	2008	June 30, 2008

Cash flows from operating activities:
Net loss	$(655,061)	$(1,302,148)	$(2,006,181)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on disposition of asset	581	-	581
Non cash consulting services	25,000	321,000	346,000
Contributed rent and services	2,250	-	18,750
Depletion	-	20,911	20,911
Depreciation	158	-	369
Amortization	1,436	4,450	5,886
Changes in assets:
(Increase) in accounts receivable	-	(122,610)	(122,610)
(Increase) decrease in prepaid expenses	(4,550)	4,550	-
Changes in liabilities:
Increase (decrease) in accounts payable	31,916	19,444	51,360
Net cash used in operating activities	(598,270)	(1,054,403)	(1,684,934)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,357,673)	(1,496,088)	(2,853,761)
Acquisition of computer equipment	-	-	(950)
Website design costs	(13,349)	-	(13,349)
Net cash used in investing activities	(1,371,022)	(1,496,088)	(2,868,060)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,548,000	1,950,000	4,543,250
Loans received from related party	32,200	10,000	42,200
Loans repaid to related party	(32,200)	-	(32,200)
Net cash provided by financing activities	2,548,000	1,960,000	4,553,250

Net increase (decrease) in cash and cash equivalents	578,708	(590,491)	256

Cash and cash equivalents, beginning of period	12,039	590,747	-

Cash and cash equivalents, end of period	$590,747	$256	$256

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

See accompanying notes.	F-5

Sun Cal Energy, Inc.
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

Basis of Presentation

The accompanying financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sun Cal Energy Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the year ended June 30, 2008 of $1,366,148 and has an accumulated deficit since its inception of $2,070,181. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS No’s. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended June 30, 2008, the Company recognized no compensation expense under SFAS No. 123R as no stock based compensation were issued to employees during the period.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued. During the year ended June 30, 2007, the Company recognized $25,000 in non-cash compensation from the issuance of 25,000 shares of its common stock to a consultant. During the year ended June 30, 2008, the Company recognized $321,000 in non-cash compensation from the issuance of 300,000 shares of its common stock in total to three consultants.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2008, the Company did not deem any of its long-term assets to be impaired.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. Currently, the Company maintains its cash in bank accounts which are not insured.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. For the year ended June 30, 2007, the Company did not generate any revenue. For the year ended June 30, 2008, the Company generated $139,441 from its ownership of overriding royalties which it owns in the Centurion and Hobart Properties as discussed in Note 3.

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

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2007 and 2008, the Company had net capitalized costs of $11,913 and $7,463, respectively, related to its web site development, The development costs are being depreciated on a straight-line basis over an estimated useful life of 3 years.

Website cost and accumulated depreciation as of June 30, 2007, and 2008 are as follows:

	June 30,
	2007	2008
Website development	$13,349	$13,349
Accumulated amortization	(1,436)	(5,886)
	$11,913	$7,463

Amortization expense for the years ended June 30, 2007 and 2008 amounted to $1,436 and $4,450, respectively.

A schedule of amortization expense for the two years ending June 30, 2010 is a follows:

March 31, 2009	4,450
March 31, 2010	3,013
$7,463

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

The Company has total net operating tax loss carry forwards at June 30, 2008 of approximately $2,071,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $704,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through June 30, 2028 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares were warrants totaling 2,255,000, and 4,021,666, as of June 30, 2007 and 2008, respectively, that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 76,496,137 and 86,536,001 for the years ended June 30, 2007 and 2008, respectively.

Recent Accounting Pronouncements

FAS 157, Fair Value Measurements. In September, 2007, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." In November 2007, the FASB issued Statement of

Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

SFAS 141, "Business Combinations." In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. We do not believe that the adoption of SFAS 141® or FAS 160 will have a material impact on our consolidated financial statements.

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

On October 24, 2007, the Company signed a Letter of Intent to acquire a 100% working interest in 8,695 acres of leases in the Cherokee and Forest City Basins of Kansas. The Letter of Intent was set to expire on October 31, 2007 but the Company is currently negotiating an extension of the Letter of Intent with the counter party. The purchase price paid by the Company would include (a) an upfront payment of $500,000; (b) the issuance of 6,916,667 shares of common stock to the seller; (c) the granting of a 5% overriding royalty to the seller on the Kansas assets; and (d) the assumption of $1,200,000 of the seller’s existing debt on the properties. Further, the Company would agree to initiate plans to provide $2,000,000 in work over costs to develop the properties within 6 months of the closing date. The Company is currently working to close on mezzanine financing for $2,000,000 within 60 days of the closing date of the purchase. If the Company does not initiate plans to provide $2,000,000 in work over costs within the 6 months of the closing date, the seller will retain a 12.5% overriding royalty on the Kansas assets until the $2,000,000 work over begins.

On March 21, 2008, the Company acquired a 2% joint venture interest in the 83 & 84 Project JV located in West Texas.

As of June 30, 2008, the Company has not commenced the development of any its oil and gas leased properties. However, during the year ended June 30, 2008, the Company generated $139,441 from its ownership of overriding royalties which it owns in the Centurion and Hobart Properties. The Company’s allocated share of production sold during the year ended June 30, 2007 amounted to 46 barrels of oil and 20,878 MCF of gas.

Depletion expense for the year ended June 30, 2008 amounted to $20,916.

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

In March 2005, the Company issued 3,000,000 (300,000 pre-split) shares of its common stock for $15, 000.

In August 2006, SCEC issued 23,000,000 shares of its common stock to its founder for $23,000.

In October 2006, SCEC issued 625,000 shares of its common stock for $625,000.

In October 2006, SCEC issued 2,800,000 shares of its common stock as part consideration in its purchase of certain oil and gas leases. The 2,800,000 shares were valued at $2,800,000. See Note 3.

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

In May 2007, the Company issued 20,000 shares of its common stock for services rendered by its President valued at $25,000.

In June 2007, the Company issued 150,000 shares of its common stock for $300,000.

In June 2007, the Company issued 80,000 shares of its common stock for $200,000.

In July 2007, the Company issued 100,000 shares of its common stock for $250,000.

In August 2007, the Company issued 500,000 shares of its common stock for $600,000.

In September 2007, the Company issued 833,333 shares of its common stock for $1,000,000.

In October 2007, the Company issued to three consultants 300,000 shares of its common stock each for services valued at $321,000.

In May 2008, the Company issued 333,333 shares of its common stock for $100,000.

Warrants

The following is a summary of the outstanding warrants:

Weighted
Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2006	-	$-

Granted	2,255,000	$1.62
Exercised	--	--
Forfeited	--	--

Outstanding – June 30, 2007	2,255,000	$1.62

Granted	1,766,666	$1.47
Exercised	--	--
Forfeited	--	--

Outstanding – June 30, 2008	4,021,666	$1.55

The expiration dates of the warrants range from two to three years after date of grant with exercise prices ranging from $1.50 to $3.00 per share.

NOTE 5 – RELATED PARTY TRANSATIONS

In April 2008, the Company received $10,000 from the Company’s President. The loan is unsecured, non-interest bearing, and due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of Lewis Dillman, our Chief Executive Officer (also our principal executive officer), and George Drazenovic, our Chief Financial Officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (also our principal executive officer) and Chief Financial Officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
George Drazenovic	Secretary, Treasurer and Director	37	November 7, 2006
Lewis Dillman	President and CEO	51	May 1, 2007

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
George Drazenovic	2[1]	2	None
Lewis Dillman	1[2]	1	None

1 Mr. Drazenovic was late filing two Form 4’s.
2 Mr. Dillman was late filing a Form 3.

ITEM 10: EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended June 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended June 30, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lewis Dillman(1) President and Chief Executive Officer	2008 2007	95,000 28,000	Nil N/A	0 25,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	95,000 53,000
George Drazenovic(2) Secretary and Treasurer	2008 2007	141,000 90,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	141,000 90,000
William Stewart(3) Former President,	2008	Nil	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer and Chief Financial Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1)	Mr. Dillman became our President and Chief Executive Officer on May 1, 2007.
(2)	Mr. Drazenovic became our President, Chief Executive Officer, Secretary and Treasurer on November 6, 2006.
(3)	Mr. Stewart resigned as a director and officer on November 7, 2006.

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

Stock Options/SAR Grants

Our company did not grant any options or stock appreciation rights during our fiscal year ended June 30, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2008 by any officer or director of our company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during our fiscal year ended June 30, 2008.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Stockholders

The following table sets forth, as of September 15, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
George Drazenovic, Secretary, Treasurer and Director Principal Financial Officer, Suite 700, 205 - 5th Avenue, SW Calgary, AB Canada	Common Stock	40,548,600	48.97%
Lewis Dillman President and Chief Executive Officer Suite 700, 205 - 5th Avenue, SW Calgary, AB Canada	Common Stock	25,000	0.03%
Directors and Executive Officers as a Group (1 person)	Common Stock	40,573,600	49.00%

(1)

Based on 82,796,666 shares of common stock issued and outstanding as of September 15, 2008. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Corporate Governance

Board of Directors Independence

We currently act with one director and two executive officers. As George Drazenovic is our sole director and holds approximately 48.97% of our common stock as of September 15, 2008, Mr. Drazenovic is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB filed on October 15, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Sun Cal Energy, Inc. at 700-205 – 5th Avenue SW, Calgary AB T2P 2V7.

ITEM 13. EXHIBITS AND REPORTS

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

*attached herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal years ended June 30, 2008 and 2007 were $14,904 and $17,500 respectively.

Audit Related Fees

We incurred no fees for the fiscal years ended June 30, 2008 and 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

We incurred no fees for the fiscal years ended June 30, 2008 and 2007 for preparation of tax returns and for tax related advice.

All Other Fees

We incurred no other fees during the fiscal years ended June 30, 2008 and 2007 and since inception for products and services rendered by our principal accountants other than those stated in this and other publicly posted reports (see www.sec.gov).

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
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 29, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ George Drazenovic
George Drazenovic
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: September 29, 2008.

By: /s/ Lewis Dillman
Lewis Dillman
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 29, 2008.