Form 10-Q
period 2008-09-30
Sun Cal Energy , Inc.
filed 2008-11-19
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 OR

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________to _____________

Commission file number 000-52300

SUN CAL ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	81-0659377
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 700, 205 - 5th Avenue, SW, Calgary, Alberta T2P 2V7, Canada
(Address of principal executive offices)

(403) 538-4772
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,463,332 shares of common stock issued and outstanding as of November 18, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Sun Cal Energy, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended September 30, 2008 and for the period from inception (July 20, 2004) to September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2008	September 30, 2008
		(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$256	$100,620
Accounts receivable	122,610	121,989
	122,866	222,609

Property and equipment
Oil and gas properties, full cost method of accounting	7,032,850	7,031,252

Intangible assets	7,463	6,351

Total assets	$7,163,179	$7,260,212

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$51,360	$119,521
Payable to related party	10,000	22,417

Total liabilities	61,360	141,938

Stockholders' equity
Common stock:
Authorized: 750,000,000 with $0.001 par value
Issued and outstanding: 82,796,666 shares as of June 30, 2008
and 83,463,332 shares as of September 30, 2008	82,796	83,463
Additional paid-in capital	9,025,204	9,124,536
Deficit accumulated during the exploratory stage	(2,006,181)	(2,089,725)
	7,101,819	7,118,274

Total liabilities and stockholders' equity	$7,163,179	$7,260,212

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Statements of Operations

	Three Months Ended		July 20, 2004
	September 30,		(inception)
			through
	2007	2008	September 30, 2008
	(Unaudited)	(Unaudited)

Net revenue	$-	$10,659	$150,100

Operating expenses
Abandoned exploration costs	-	-	12,500
Oil and gas expenses	-	1,599	22,515
General and administrative expenses	480,342	92,604	2,206,120
	480,342	94,203	2,241,135

Net loss from operations	(480,342)	(83,544)	(2,091,035)

Other income (expense)
Interest income	-	-	1,891
Loss on disposition of asset	-	-	(581)

Net loss	$(480,342)	$(83,544)	$(2,089,725)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	80,999,203	82,796,666

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Statements of Cash Flows

			July 20, 2004
	Three Months Ended		(Inception)
	September 30,		through
			September 30,
	2007	2008	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(480,342)	$(83,544)	$(2,089,725)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on disposition of asset	-	-	581
Non cash consulting services	-	-	346,000
Contributed rent and services	-	-	18,750
Depletion	-	1,599	22,510
Depreciation	-	-	369
Amortization	1,112	1,112	6,998
Changes in assets:
(Increase) decrease in accounts receivable	-	620	(123,740)
(Increase) decrease in prepaid expenses	1,750	-	1,750
Changes in liabilities:
Increase (decrease) in accounts payable	172,296	68,160	119,522
Net cash used in operating activities	(305,184)	(12,053)	(1,696,985)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,146,797)	-	(2,853,763)
Acquisition of computer equipment	-	-	(950)
Website design costs	-	-	(13,349)
Net cash used in investing activities	(1,146,797)	-	(2,868,062)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,850,000	100,000	4,643,250
Loans received from related party	-	12,417	54,617
Loans repaid to related party	-	-	(32,200)
Net cash provided by financing activities	1,850,000	112,417	4,665,667

Net increase (decrease) in cash and cash equivalents	398,019	100,364	100,620

Cash and cash equivalents, beginning of period	590,747	256	-

Cash and cash equivalents, end of period	$988,766	$100,620	$100,620

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Sun Cal Energy, Inc. contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three months ended September 30, 2008 and for the period from inception (July 20, 2004) to September 30, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report filed on Form 10-KSB.

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sun Cal Energy Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the three months ended September 30, 2008 of $83,544 and has and has an accumulated deficit since its inception of $2,089,725. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share-based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended September 30, 2008, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during the period.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2008, the Company did not deem any of its long-term assets to be impaired.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. Currently, the Company maintains its cash in bank accounts which are not insured.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts. For the three months ended September 30, 2008, the Company earned $10,659, its allocated share of production from the Centurion Properties and Hobart leases as discussed in Note 3.

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

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of September 30, 2008, the Company had net capitalized costs of $6,351 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years.

Website cost and accumulated depreciation as of September 30, 2008 is as follows:

Capitalized website costs	$13,349
Less accumulated amortization	(6,998)
$6,351

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

The Company has total net operating tax loss carry forwards at September 30, 2008 of approximately $2,071,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $704,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through June 30, 2028 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of September 30, 2008 were 4,688,332 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 86,818,332 for the three months ended September 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. If and when the Company acquires one or more entities in the future, it will apply SFAS 141(R) for the purposes of accounting for such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,"Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. the Company presently has no such noncontrolling interests. If and at such time as such an interest exists, it will apply SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for Format, Inc. in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply SFAS 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for Format, Inc. in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

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

On March 21, 2008, the Company acquired a 2% joint venture interest in the 83 & 84 Project JV located in West Texas.

NOTE 4 – EQUITY

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock. Each shareholder of common is entitled to one vote. On September 30, 2008, the Company sold 666,666 units under a private offering for $100,000. Each unit consists of one share of its common stock and a warrant to purchase one share of its common stock at a price of $.20 per share. The warrants expire on September 23, 2011.

Warrants

The following is a summary of the outstanding warrants:

		Weighted
		Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2008	4,021,666	$1.55

Granted	666,666	$.20
Exercised	--	--
Forfeited	--	--

Outstanding – September 30, 2008	4,688,332	$1.36

The expiration date of the warrants range from two to three years after date of grant with exercise prices ranging from $.20 to $3.00 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008 the Company received $12,417 from the Company’s Chief Financial Officer. The advances are unsecured, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the shares of our common stock and the terms “we”, “us”, “our” and “Sun Cal” mean Sun Cal Energy, Inc. and/or our wholly-owned subsidiaries, Sun Cal Energy Corp., a Nevada corporation and Sun Cal Energy Canada Corp., a British Columbia corporation.

Our Current Business

We are in the business of oil and gas exploration. In October 2006, Sun Cal Energy Corp. entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire a 1.5% of 8/8ths overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases. To date significantly all of our revenues have been derived from our holding of a 1.5% of 8/8th overriding royalty interest in an oil and gas lease from the City of Hobart, as the lessor, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma, and we have losses since our inception. We currently rely upon the sale of our securities to fund operations.

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

On April 27, 2007, the operator on the Hobart Lease, Marathon Oil, spudded and began drilling a deep development gas well on our Hobart Lease interest in Washita county, Oklahoma. The well, the Sturgeon 1-11, was set to test through the Springer formation and was targeting multiple pay zones. Up to April 27, 2007, the Sturgeon 1-11 had successfully reached a depth of 17,400 feet with a total authorized depth of 20,000 feet. By May 30, 2007, well data collection and evaluation were completed on the Sturgeon 1-11 well, which was deemed commercially viable. The well reached a final depth of 19,990 feet on May 15, 2007 after slightly more than 3 months of drilling. To help evaluate the amount of pay encountered in the well, an open hole logging suite consisting of density, neutron, HRI induction, sonic, and gamma tools was run to a depth of 19,980 feet. The operator on the Hobart Lease, Marathon Oil, then ran production casing to a depth of 19,978 feet. The Sturgeon 1-11 well began production in June of 2007 and has produced a total of 470,409 mcf of natural gas up to June of 2008.

On July 11, 2007, a second permit was filed for drilling and testing of a second deep development well on the Hobart Prospect in Washita, County, Oklahoma. On September 6, 2007, the second deep development gas well, Cunningham 1-2, was spudded and drilling activities begun. The target depth was the Springer Morrow. The Cunningham 1-2 well began production in June of 2007 and has produced a total of 1,285,074 mcf of natural gas up to June of 2008.

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

The Lokern Leases

The Lokern Leases are a collection of 34 oil and gas exploration leases entered into by Western Energy Capital, LLC with various private parties between November 2005 to May 2006. These leases are located in Kern County, California. We paid an aggregate of $125,000 and 1,300,000 shares of our common stock to Western Energy Capital, LLC and its designates to acquire an undivided 45% of all rights, title and interests in the Lokern Leases. Pursuant to this agreement, Western Energy Capital, LLC agrees that all leases made part of the agreement will be executed and assigned to our company in a timely manner and Western Energy Capital, LLC will issue our company a standard joint operating agreement. All leases and assignments taken by Western Energy Capital, LLC for our company shall call for Western Energy Capital, LLC to deliver a 75% net revenue interest to our company.

On June 15, 2007, we acquired additional 2-D seismic data relating our Lokern Leases in California. Acquisition of the data will allow for additional geophysical correlation and interpretation of our Lokern Leases and allow our company to firm up well locations for drilling in 2009. The additional seismic data will also provide insight into the reserve estimates of the prospect. Regional 2-D seismic data is a key tool for oil and gas exploration due to its affordability and wide area of coverage compared to 3-D data. The acquisition of this data set is in line with our exploration program and initiatives, and will allow greater marketability of our prospect to large exploration and production companies.

Sun Cal Energy has the exclusive oil and gas rights for the Lokern Prospect which comprises approximately 400 acres of prime land in the Kern County region in the San Joaquin Valley in Southern California. Our company owns a 45% Working Interest and a 75% net revenue interest in the prospect. On October 18, 2007, we assigned back to a designate of Western Energy Capital, LLC a 5% overriding royalty interest net to our 45% Working Interest for a net 2.25% overriding royalty interest in the Lokern Prospect. We are still working with Western Energy Capital, LLC to assign the working interests in these leases to our company and Western Energy Capital, LLC will issue our company a standard joint operating agreement.

The Britlind Prospect Leases

On April 19, 2007, we entered into an agreement with Western Energy Capital, LLC to acquire a partial interest in the “Britlind” Prospect and leases situated in the Breton Sound area, offshore Louisiana. Western Energy Capital, LLC has originally entered into an agreement with BTE Energy, LLC whereby Western Energy Capital, LLC acquired a contractual interest in the Britlind Prospect from BTE Energy, LLC, including all rights and privileges to approximately 9,440 acres of State of Louisiana leases, ownership interest in approximately 25 square miles of 3D seismic data, and interests in certain hardware and software in conjunction with the interpretation and display of the 3D seismic data. In April and May of 2007, we paid an aggregate of $640,000 to Western Energy Capital, LLC pursuant to the agreement for a 5% working interest in the Britlind Prospect lease interests, seismic data, hardware and software and ongoing rights to an area of mutual interest. We also issued 400,000 shares of our common stock to Western Energy Capital, LLC or its designates. It was also acknowledged that the Britlind Prospect leases were originally acquired under the name of McGuinty Durham and Associates and assignment of leasehold out of McGuinty Durham and Associates will be made in due course. At such time Western Energy Captial, LLC will take appropriate actions to assign the interest to our company. Also pursuant to this agreement, we agreed to pay our proportionate share of all expenses, including geological, rentals and additional leases, etc. from May 11, 2007 and on.

In June of 2008, we received a well proposal from TDE Property Holdings LP to drill the SL 18994, Well No. 1 in Breton Sound Block 2, Eloi Bay Field, St. Bernard Parrish, Louisiana. The costs for drilling and testing the well were estimated to be $2,219,000. After careful consideration, our company decided to elect not to participate for the 5% working interest share of the well, at an estimate net cost of $110,950.

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

Results of Operations

	Three Months Ended September 30,
			Percentage
	2007	2008	Increase/(Decrease)
Net revenue	-	10,659	100%
Operating expenses	(480,342)	(94,203)	(80.4%	)
Net loss	(480,342)	(83,544)	(82.6%	)

Revenue

We are an exploration stage company that from inception to September 30, 2008 has only accrued revenues in the amount of $150,100. Our revenues during the three months ended September 30, 2008 were derived primarily from royalty payments from properties in which we have an interest. Certain of our royalty payments owed to us by Marathon Oil pursuant to certain agreements, have been held back by Marathon Oil because it has received correspondence from third parties asserting an interest over 0.4% of our overriding royalty interest. We are confident that we will be able to resolve this issue soon and the withheld payment will be paid to us in the near future.

Expenses

Our operating expenses for the three months ended September 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended September 30,
			Percentage
	2007	2008	Increase / (Decrease)
Oil and gas expenses	-	1,599	100%
General and administrative expenses	480,342	92,604	(80.7%	)
Operating expenses	480,342	94,203	(80.4%	)

Our oil and gas expenses for the three months ended September 30, 2008 were $1,599 compared to nil for the three months ended September 30, 2007.

Our general and administrative expenses for the three months ended September 30, 2008 were $92,604 compared to $480,342 for the three months ended September 30, 2007. This decrease was primarily attributable to the Company’s streamlining of its operations and a renewed focus on drilling operations.

Liquidity and Capital Resources

Working Capital

	June 30, 2008	September 30, 2008
Current assets	122,866	222,609
Current liabilities	61,360	141,937
Working capital (deficit)	61,506	80,672

On September 30, 2008, we arranged a non-brokered private placement of 666,666 units at a purchase price of $0.15 per unit, for total gross proceeds of up to $100,000. Each unit consists of one share of our common stock and one warrant. Each warrant will enable the holder to purchase one additional share of our common stock at a price of $0.20 per share for a period of three years from closing.

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

Additional Disclosure of Outstanding Share Data

Common Stock

As of November 18, 2008, we had 83,463,332 shares of common stock issued and outstanding.

Warrants

As of November 18, 2008, we had 4,688,332 warrants issued and outstanding. The exercise prices of these warrants range from $0.20 to $3.00 per share and the weighted average exercise price of these warrants is $1.36. The expiration date of the warrants range from two to three years after the date of grant.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Revenue recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, we recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

Stock Based Compensation

We account for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

Issuance of Stock for Non-Cash Consideration

All issuances of our stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Loss Per Share

We report earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of September 30, 2008 were 4,688,332 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 86,818,332 for the three months ended September 30, 2008.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and notes payable, Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments at the balance sheet date. We consider the carrying values of our financial instruments in the financial statements to approximate their fair values.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer and principal accounting officer. Based on this evaluation, our principal executive officer and our principal financial officer and principal accounting officer have concluded that the design and operation of our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 1A. RISK FACTORS.

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

Oil and gas operations are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons.

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

Because some of our property interests are still registered under the names of other entities, our title to these property interests may be serious affected if formal assignments of these property interests are not registered to our name in due course.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

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

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of our officers and sole director being residents of countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our officers and director.

We do not currently maintain a permanent place of business within the United States. In addition, our current officers and sole director are nationals and residents of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

10.4	Consulting Agreement dated May 1, 2007 (incorporated by reference to our current report on Form 8- K filed on May 7, 2007)
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

14.1	Code of Ethics (incorporated by reference to our annual report on Form 10-KSB filed on October 15, 2007)
16.1	Letter re change in certifying accountant (incorporated by reference to our current report on Form 8- K filed on February 13, 2007)
21.1	Sun Cal Energy, Corp. a Nevada corporation, 100% wholly-owned subsidiary
21.2	Sun Cal Energy Canada Corp., a British Columbia corporation, 100% wholly-owned subsidiary
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN CAL ENERGY, INC.

By:

/s/ Lewis Dillman
Lewis Dillman
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 19, 2008

By:

/s/ George Drazenovic
George Drazenovic
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: November 19, 2008