Form 10-Q
period 2008-12-31
Sun Cal Energy , Inc.
filed 2009-02-23
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to: _______________

Commission File Number: 000-52300

SUN CAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0659377
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 700, 205 - 5th Avenue, SW, Calgary, AB Canada T2P 2V7
(Address of principal executive offices) (Zip code)

(403) 538-4772
(Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 83,463,332 common shares issued and outstanding as of February 18, 2009.

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Sun Cal Energy, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three and six month period ended December 31, 2008 and for the period from inception (July 20, 2004) to December 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report filed on Form 10-KSB on September 29, 2008.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2008
		(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$256	$6,632
Accounts receivable	122,610	26,157
	122,866	32,789

Property and equipment
Oil and gas properties, full cost method of accounting	7,032,850	7,028,544

Intangible assets	7,463	5,239

Total assets	$7,163,179	$7,066,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$51,360	$46,414
Payable to related party	10,000	8,813

Total liabilities	61,360	55,227

Stockholders' equity
Common stock:
Authorized: 750,000,000 with $0.001 par value
Issued and outstanding: 82,796,666 shares as of
as of June 30, 2008 and 83,463,332 shares
as of December 31, 2008	82,796	83,463
Additional paid-in capital	9,025,204	9,124,536
Deficit accumulated during the exploratory stage	(2,006,181)	(2,196,655)
	7,101,819	7,011,344

Total liabilities and stockholders' equity	$7,163,179	$7,066,572

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Statements of Operations

					July 20, 2004
					(inception)
	Three Months Ended		Six Months Ended		through
	December 31,		December 31,		December 31,
	2007	2008	2007	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$11,157	$18,051	$11,157	$28,710	$170,042

Operating expenses
Abandoned exploration costs	-	-	-	-	12,500
Oil and gas expenses	1,869	2,707	1,869	4,306	25,222
General and administrative expenses	542,694	122,274	1,023,035	214,877	2,328,977
	544,563	124,981	1,024,904	219,183	2,366,699

Net loss from operations	(533,406)	(106,930)	(1,013,747)	(190,473)	(2,196,657)

Other income (expense)
Interest income	583		583		583
Loss on disposition of asset	-	-	-	-	(581)

Net loss	$(532,823)	$(106,930)	$(1,013,164)	$(190,473)	$(2,196,655)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	81,708,442	83,463,332	82,417,681	83,129,999

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Statements of Cash Flows

			July 20, 2004
			(inception)
	Six Months Ended		through
	December 31,		December 31,
	2007	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,013,164)	$(190,473)	$(2,196,655)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on disposition of asset	-	-	581
Non cash consulting services	321,000	-	346,000
Contributed rent and services	-	-	18,750
Depletion	1,869	4,305	25,216
Depreciation	-	-	369
Amortization	2,225	2,225	8,111
Changes in assets:
(Increase) decrease in accounts receivable	(11,157)	96,452	(26,158)
(Increase) decrease in prepaid expenses	(305)	-	-
Changes in liabilities:
Increase (decrease) in accounts payable	(2,177)	(4,946)	46,415
Net cash used in operating activities	(701,709)	(92,437)	(1,777,371)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,232,243)	-	(2,853,761)
Acquisition of computer equipment	-	-	(950)
Website design costs	-	-	(13,349)
Net cash used in investing activities	(1,232,243)	-	(2,868,060)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,850,000	100,000	4,643,250
Loans received from related party	-	23,468	65,668
Loans repaid to related party	-	(24,655)	(56,855)
Net cash provided by financing activities	1,850,000	98,813	4,652,063

Net increase (decrease) in cash and cash equivalents	(83,952)	6,376	6,632

Cash and cash equivalents, beginning of period	590,747	256	-

Cash and cash equivalents, end of period	$506,795	$6,632	$6,632

Supplemental disclosures of cash flow information:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Sun Cal Energy, Inc. contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three months and six-months ended December 31, 2008 and for the period from inception (July 20, 2004) to December 31, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report filed on Form 10-KSB.

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sun Cal Energy Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six months ended December 31, 2008 of $190,473, and has and has an accumulated deficit since its inception of $2,006,181. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2008, the Company did not deem any of its long-term assets to be impaired.

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

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2008, the Company had net capitalized costs of $5,239 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years.

Website cost and accumulated depreciation as of December 31, 2008 is as follows:

Capitalized website costs	$13,349
Less accumulated amortization	(8,110)
$5,239

Amortization for the three-months ended December 31, 2007 and 2008 amounted to $1,112 and $1,112 respectively. Amortization for the six-months ended December 31, 2007 and 2008 amounted to $1,112 and $2,225 respectively.

Amortization expense for the remaining life of the website is as follows:

December 31,
2010	$4,449
2011	790
$5,239

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

The Company has total net operating tax loss carry forwards at December 31, 2008 of approximately $2,200,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $748,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through June 30, 2029 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2008 were 4,688,332 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 87,484,998 and 88,151,664 for the three months and six-months ended December 31, 2008, respectively and 86,106,014 and 84,814,710 for the three months and six-months ended December 31, 2007

Recent Accounting Pronouncements

In the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. See Note 10 – “Fair Value” for further details on our fair value measurements.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

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

On October 24, 2007, the Company signed a Letter of Intent to acquire a 100% working interest in 8,695 acres of leases in the Cherokee and Forest City Basins of Kansas. The Letter of Intent was set to expire on October 31, 2007 but the Company is currently negotiating an extension of the Letter of Intent with the counter party. The purchase price paid by the Company would include (a) an upfront payment of $500,000; (b) the issuance of 6,916,667 shares of common stock to the seller; (c) the granting of a 5% overriding royalty to the seller on the Kansas assets; and (d) the assumption of $1,200,000 of the seller’s existing debt on the properties. Further, the Company would agree to initiate plans to provide $2,000,000 in work over costs to develop the properties within 6 months of the closing date. The Company is still working to find funding for this project and based upon the delay in closing, the seller now retains a 12.5% overriding royalty on the Kansas assets until the $2,000,000 in financed and work over commences. On March 21, 2008, the Company acquired a 2% joint venture interest in the 83 & 84 Project JV located in West Texas.

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

Warrants

The following is a summary of the outstanding warrants:

		Weighted
		Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2008	4,021,666	$1.55

Granted	666,666	$.20
Exercised	--	--
Forfeited	--	--

Outstanding – December 31, 2008	4,688,332	$1.36

The expiration date of the warrants range from two to three years after date of grant with exercise prices ranging from $ .20 to $3.00 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2008, the Company received $1,051 from the Company’s President and repaid him during the three months $14,655. The balance due him at December 31, 2008 was $8,813. The advances are unsecured, non-interest bearing, and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 27, 2007, the operator on the Hobart Lease, Marathon Oil, spudded and began drilling a deep development gas well on our Hobart Lease interest in Washita county, Oklahoma. The well, the Sturgeon 1-11, was set to test through the Springer formation and was targeting multiple pay zones. Up to April 27, 2007, the Sturgeon 1-11 had successfully reached a depth of 17,400 feet with a total authorized depth of 20,000 feet. By May 30, 2007, well data collection and evaluation were completed on the Sturgeon 1-11 well, which was deemed commercially viable. The well reached a final depth of 19,990 feet on May 15, 2007 after slightly more than three months of drilling. To help evaluate the amount of pay encountered in the well, an open hole logging suite consisting of density, neutron, HRI induction, sonic, and gamma tools was run to a depth of 19,980 feet. The operator on the Hobart Lease, Marathon Oil, then ran production casing to a depth of 19,978 feet. The Sturgeon 1-11 well began production in June of 2007 and has produced a total of 470,409 mcf of natural gas up to June of 2008.

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

Overriding Royalty Interest in Centurion Property

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

Results of Operations

	Six Months Ended December 31				Three Months Ended December 31
			Percentage				Percentage
			Increase				Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
Net revenue	$28,710	11,157	157.33%		18,051	11,157	61.79%
Operating expenses	219,183	1,024,904	(78.61%	)	124,981	544,563	(77.05%	)
Net loss from
operations	$190,473	1,013,747	(81.21%	)	106,930	533,406	(79.95%	)

Revenue

We are an exploration stage company that from inception to December 31, 2008 has only accrued revenues in the amount of $170,042 since our inception on July 20, 2004. Our revenues during the three months ended December 31, 2008 were derived primarily from royalty payments from properties in which we have an interest.  Because Marathon Oil has received correspondence from third parties asserting an interest over 0.4% of our overriding royalty interest in the Hobart Lease, Marathon Oil has held back a small portion of the royalty payments owed to us representing the 0.4% of our overriding royalty interest.  We are confident that we will be able to resolve this issue soon and the withheld payment will be paid to us in the near future.

Expenses

Our operating expenses for the three months ended December 31, 2008 and 2007 are outlined in the table below:

	Six Months Ended December 31				Three Months Ended December 31
			Percentage				Percentage
			Increase				Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
Oil and gas
expenses	$4,306	1,869	130.39%		2,707	1,869	44.84%
General and
administrative
expenses	214,877	1,023,035	(79.00%	)	122,274	542,694	(77.47%	)
Operating expenses
Total	$219,183	1,024,904	(78.61%	)	124,981	544,563	(77.05%	)

Our oil and gas expenses for the three months ended December 31, 2008 were $2,707 compared to $1,869 for the three months ended December 31, 2007.

Our general and administrative expenses for the three months ended December 31, 2008 were $122,274 compared to $542,694 for the three months ended December 31, 2007. This decrease was primarily attributable to the Company’s streamlining of its operations and a renewed focus on drilling operations.

Liquidity and Capital Resources

Working Capital

	December 31, 2008	June 30, 2008
Current assets	$122,866	$$32,789
Current liabilities	55,227	61,360
Working capital (deficit)	67,639	(28,571)

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

Additional Disclosure of Outstanding Share Data

Common Stock

As of December 31, 2008, we had 83,463,332 shares of common stock issued and outstanding.

Warrants

As of December 31, 2008, we had 4,688,332 warrants issued and outstanding. The exercise prices of these warrants range from $0.20 to $3.00 per share and the weighted average exercise price of these warrants is $1.36. The expiration date of the warrants range from two to three years after the date of grant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial and principal accounting officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officers concluded that as of the end December 31, 2008, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

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
10.5

Letter Agreement dated April 19, 2007 with Western Energy Capital, LLC for the acquisition of 5% working interest in the Britlind Prospect Leases (incorporated by reference to our annual report on Form 10-KSB filed on October 15, 2007)

10.6

Purchase and Sale Agreement between our company and King Royalty Corporation for the acquisition of 5% interest in the Centurion property (incorporated by reference to our annual report on Form 10- KSB filed on October 15, 2007)

10.7

Purchase and Sale Agreement between our company and Desert Mining, Inc. for the acquisition of interests in the Jonah property (incorporated by reference to our annual report on Form 10-KSB filed on October 15, 2007)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN CAL ENERGY, INC.

By:

/s/ Lewis Dillman
Lewis Dillman
President and Chief Executive Officer
(Principal Executive Officer)
Date: February 19, 2009

By:

/s/ George Drazenovic
George Drazenovic
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: February 19, 2009