Form 10-Q
period 2009-03-31
Sun Cal Energy , Inc.
filed 2009-05-20
CIK 1315373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to: _______________

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 83,463,333 common shares issued and outstanding as of May 18, 2009.

- ii -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Sun Cal Energy, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2009, and its results of operations, stockholders’ equity, and its cash flows for the three and nine month period ended March 31, 2009 and for the period from inception (July 20, 2004) to March 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report filed on Form 10-KSB on September 29, 2008.

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2008	2009
		(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$256	$902
Accounts receivable	122,610	37,985
	122,866	38,887
Property and equipment
Oil and gas properties, full cost method of accounting	7,032,850	7,025,406

Intangible assets	7,463	4,126

Total assets	$7,163,179	$7,068,419

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$51,360	$43,335
Payable to related party	10,000	18,157

Total liabilities	61,360	61,492

Stockholders' equity
Common stock:
Authorized 750,000,000 shares; $0.001 par value; issued
and outstanding 82,796,666 shares June 30, 2008 and
83,463,333 shares outstanding as of March 31, 2009	82,796	83,463
Additional paid-in capital	9,025,204	9,124,537
Deficit accumulated during the exploratory stage	(2,006,181)	(2,201,074)
	7,101,819	7,006,926

Total liabilities and stockholders' equity	$7,163,179	$7,068,419

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Statements of Operations

					June 20, 2004
					(inception)
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2008	2009	2008	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$73,837	$20,921	$84,994	$49,631	$190,963

Operating expenses
Abandoned exploration costs	-	-	-	-	12,500
Oil and gas expenses	10,880	3,138	12,749	7,444	28,360
General and administrative expenses	296,338	22,202	1,319,373	237,079	2,351,179
	307,218	25,340	1,332,122	244,523	2,392,039

Net loss from operations	(233,381)	(4,419)	(1,247,128)	(194,892)	(2,201,076)

Other income (expense)
Interest income	1,307	-	1,890		583
Loss on disposition of asset	-	-	-	-	(581)

Net loss	$(232,074)	$(4,419)	$(1,245,238)	$(194,892)	$(2,201,074)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	82,463,333	83,463,333	81,958,242	83,239,488

Sun Cal Energy, Inc.
(An Exploratory Stage Company)
Condensed Consolidated Statements of Cash Flows

			June 20, 2004
			(Inception)
	Nine Months Ended		through
	March 31,		March 31,
	2008	2009	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,245,238)	$(194,892)	$(2,201,074)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on disposition of asset	-	-	581
Non cash consulting services	321,000	-	346,000
Contributed rent and services	-	-	18,750
Depletion	12,479	7,444	28,354
Depreciation	-	-	369
Amortization	3,337	3,337	9,223
Changes in assets:
(Increase) decrease in accounts receivable	(77,760)	84,625	(37,985)
(Increase) decrease in prepaid expenses	(822)	-	-
Changes in liabilities:
Increase (decrease) in accounts payable	11,750	(8,025)	43,337
Net cash used in operating activities	(975,254)	(107,511)	(1,792,445)

Cash flows from investing activities:
Acquisition of oil and gas properties	(1,411,105)	-	(2,853,761)
Acquisition of computer equipment	-	-	(950)
Website design costs	-	-	(13,349)
Net cash used in investing activities	(1,411,105)	-	(2,868,060)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,850,000	100,000	4,643,250
Loans received from related party	-	32,812	75,012
Loans repaid to related party	-	(24,655)	(56,855)
Net cash provided by financing activities	1,850,000	108,157	4,661,407

Net increase (decrease) in cash and cash equivalents	(536,359)	646	902

Cash and cash equivalents, beginning of period	590,747	256	-

Cash and cash equivalents, end of period	$54,388	$902	$902

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in Sun Cal Energy Inc.’s Form 10-K for the year ended June 30, 2008.

Going Concern

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Sun Cal Energy Corporation, and have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the nine months ended March 31, 2009 of $194,892, and has and has an accumulated deficit since its inception of $2,201,074. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the nine months ended March 31, 2009, the Company recognized no compensation expense under SFAS No. 123R and recognized $321,000 is stock based compensation during the nine-months ended March 31, 2008 through the issuance of 300,000 shares of its common stock valued at $321,000.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2009, the Company did not deem any of its long-term assets to be impaired.

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

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. Website development costs are being amortized on a straight-line basis over an estimated useful life of 3 years.

Website costs and accumulated amortization as of March 31, 2009 is as follows:

Capitalized website costs	$13,349
Less accumulated amortization	(9,223)
$4,126

Amortization for the three-months ended March 31, 2008 and 2009 amounted to $1,112 and $1,112 respectively. Amortization for the nine months ended March 31, 2008 and 2009 amounted to $3,337 and $3,337 respectively.

Amortization expense for the remaining life of the website is as follows:

March 31,
2010	$3,336
2011	790
$4,126

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

The Company has total net operating tax loss carry forwards at March 31, 2009 of approximately $2,200,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $748,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carry forwards expire in various years through June 30, 2029 for federal tax purposes.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share as not been presented since the effect of the assumed conversion of warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2009 were 4,688,332 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 83,463,333 and 88,151,664 for the three months and nine-months ended March 31, 2009, respectively. The only potential common shares as of March 31, 2008 were 3,688,333 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, the and 86,128,715 and 85,257,121 for the three months and nine-months ended March 31, 2008.

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

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No 160 should not have a significant impact on our consolidated financial statements.

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of “FSP 142-3 should not have a significant impact on our financial statements.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. The adoption of EITF 03-6-1 has not had a significant impact on our financial statements.

SFAS No. 157 - The Company adopted in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

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

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for the Company on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

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

Warrants

The following is a summary of the outstanding warrants:

		Weighted
		Average
	Number of	Exercise
	warrants	Price

Outstanding – June 30, 2008	4,021,666	$1.55

Granted	666,666	$.20
Exercised	--	--
Forfeited	--	--

Outstanding – March 31, 2009	4,688,332	$1.36

The expiration date of the warrants range from two to three years after date of grant with exercise prices ranging from $ .20 to $3.00 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2009, the Company received $9,344 from the Company’s President. The balance due at March 31, 2009 was $18,157. The advances are unsecured, non-interest bearing, and due on demand.

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

Our Current Business

We are in the business of oil and gas exploration. In October 2006, Sun Cal Energy Corp. entered into two agreements: an agreement with TriMar Energy Partners, Inc. to acquire a 1.5% of 8 / 8 ths overriding royalty interest in an oil and gas lease known as the Hobart Lease and an agreement with Western Energy Capital, LLC to acquire an undivided 45% interest in certain oil and gas leases known as the Lokern Leases. To date significantly all of our revenues have been derived from our holding of a 1.5% of 8 / 8 th overriding royalty interest in an oil and gas lease from the City of Hobart, as the lessor, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma, and we have losses since our inception. We currently rely upon the sale of our securities to fund operations.

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

The Hobart Lease

The Hobart Lease is an oil and gas lease obtained by TriMar Energy Partners, Inc., as the lessee, from the city of Hobart, as the lessor, dated April 1, 2004, and as recorded on Book 983, official records, Washita County, Oklahoma, covering a total of 1,211.44 acres in the city of Hobart, Washita County, Oklahoma. We paid a total of $525,000 and 1,500,000 shares of common stock to TriMar Energy Partners, Inc. and its designates to earn the 1.5% of 8 / 8 ths overriding royalty interest in the Hobart Lease.

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

With current well spacing regulations, we believe we can drill up to 37 wells on this acreage. These fields are located in Wyoming's Greater Green River Basin. On December 27, 2007, we engaged Schlumberger to conduct a reserve analysis and target drilling program on our Jonah Prospect. On April 7, 2008, we announced that we acquired a minority joint venture interest in three-well prospect in the West Gomez Field within Peco County, Texas.

Results of Operations

	Nine months Ended March 31			Three Months Ended March 31
			Percentage			Percentage
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net revenue	$49,631	84,994	(41.63%)	$20,921	73,837	(71.66%)
Operating expenses	244,523	1,332,122	(81.64%)	$25,340	307,218	(91.75%)
Net loss from
operations	$4,419	232,074	(98.10%)	$194,892	1,245,238	(84.35%)

Revenue

We are an exploration stage company that from inception to March 31, 2009 has accrued revenues in the amount of $190,9643 since our inception on July 20, 2004 to March 31, 2009. Our revenues during the three months ended March 31, 2009 were derived primarily from royalty payments from properties in which we have an interest. Because Marathon Oil has received correspondence from third parties asserting an interest over 0.4% of our overriding royalty interest in the Hobart Lease, Marathon Oil has held back a small portion of the royalty payments owed to us representing the 0.4% of our overriding royalty interest. We are confident that we will be able to resolve this issue soon and the withheld payment will be paid to us in the near future.

Expenses

Our operating expenses for the three months ended March 31, 2009 and 2007 are outlined in the table below:

	Nine months Ended December 31			Three Months Ended December 31
			Percentage			Percentage
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Oil and gas expenses	$7,444	12,749	(41.61%)	$3,138	10,880	(71.16%)
General and
administrative
expenses	237,079	1,319,373	(82.03%)	$22,202	296,338	(92.51%)
Operating expenses
Total	$244,523	1,332,122	(81.64%)	$25,340	307,218	(91.75%)

Liquidity and Capital Resources

Working Capital

	March 31, 2009	June 30, 2008
Current assets	$38,887	122,866
Current liabilities	61,492	61,360
Working capital (deficit)	(22,605)	61,506

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

We will also need more funds if the costs of the exploration of our oil and gas properties are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. We anticipate spending approximately $5,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $60,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

During the next 12 month period, we anticipate that we will generate little or no revenues. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or through shareholder or related party loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our properties and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our properties. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations

Future Financings

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

Additional Disclosure of Outstanding Share Data

Common Stock

As of March 31, 2009, we had 83,463,333 shares of common stock issued and outstanding.

Warrants

As of March 31, 2009, we had 4,688,332 warrants issued and outstanding. The exercise prices of these warrants range from $0.20 to $3.00 per share and the weighted average exercise price of these warrants is $1.36. The expiration date of the warrants range from two to three years after the date of grant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain, and our management is required to evaluate the effectiveness of our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management determined that our company’s disclosure controls and procedures were effective as of March 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

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

The current global economic crisis could lead to an extended recession in the U.S. and around the world. A an extended slowdown in economic activity caused by a recession would reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have already decreased significantly from highs in 2008. We have put our exploration programs on hold, which is having a material adverse impact on our business, financial condition and results of operations. and adverse If oil and gas prices do not increase before we can no longer afford to pay our debts as they come due, our exploration program will likely never become economically feasible, we will go out of business and investors will lose their entire investment in our company.

Since October 2008, oil prices have decreased by two thirds off their highest prices and natural gas prices have decreased in half or more during the same time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on our business, financial condition and results of operations, could further limit our access to funds through the sale of our equity securities or through loans to satisfy our capital requirements.

Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

Due to these capital and credit market conditions, we cannot be certain that funding will be available to us in amounts or on terms that we believe are acceptable. We have decided to put our exploration program on hold until carrying them out becomes economically feasible. This hold on our exploration program is having a material adverse impact on our business, financial condition and results of operations. If oil and gas prices do not increase before we can no longer afford to pay our debts as they come due, our exploration program will likely never become economically feasible, we will go out of business and investors will lose their entire investment in our company.

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
Date: May 20, 2009

By:

/s/ George Drazenovic
George Drazenovic
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 20, 2009